Form 10-Q
period 2025-03-27
National CineMedia, Inc.
filed 2025-05-06
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2025

or

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

As of May 1, 2025, 94,304,388 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	March 27, 2025	December 26, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.7	$75.1
Restricted cash	3.3	3.0
Short-term marketable securities	0.1	0.1
Receivables, net of allowance of $1.2 and $1.2, respectively	46.7	85.3
Amounts due from ESA Parties	10.6	10.6
Prepaid expenses and other current assets	3.8	3.8
Total current assets	124.2	177.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $5.8 and $4.8, respectively	16.1	16.4
Intangible assets, net of accumulated amortization of $62.2 and $52.8, respectively	341.1	350.8
Other investments	3.9	3.8
Debt issuance costs, net	0.9	1.6
Other assets	17.6	18.1
Total non-current assets	379.6	390.7
TOTAL ASSETS	$503.8	$568.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$3.1	$3.8
Payable under the TRA	4.1	4.1
Accrued expenses	1.6	1.6
Accrued payroll and related expenses	5.4	15.6
Accounts payable	19.8	23.0
Deferred revenue	18.4	23.6
Other current liabilities	1.9	1.8
Total current liabilities	54.3	73.5
NON-CURRENT LIABILITIES:
Long-term debt	—	10.0
Payable under the TRA	65.3	59.9
Long-term lease liabilities	11.9	12.5
Other long-term liabilities	1.5	1.5
Total non-current liabilities	78.7	83.9
Total liabilities	133.0	157.4
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 94,863,471 and 95,755,491 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	130.4	127.8
Retained earnings	237.9	280.9
Total NCM, Inc. stockholders’ equity	370.8	411.2
Noncontrolling interests	—	—
Total equity	370.8	411.2
TOTAL LIABILITIES AND EQUITY	$503.8	$568.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended
	March 27, 2025	March 28, 2024
REVENUE	$34.9	$37.4
OPERATING EXPENSES:
Network operating costs	3.1	3.6
Theater exhibition fees	21.7	22.5
Selling and marketing costs	10.7	10.0
Administrative and other costs	12.9	13.5
Depreciation expense	1.1	1.0
Amortization expense	9.3	9.5
Total	58.8	60.1
OPERATING LOSS	(23.9)	(22.7)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.2	0.4
Interest income	(0.6)	(0.3)
Loss on re-measurement of the payable under the tax receivable agreement	5.5	12.3
Loss on debt extinguishment	1.8	—
Other non-operating income, net	(0.1)	(0.4)
Total	6.8	12.0
LOSS BEFORE INCOME TAXES	(30.7)	(34.7)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(30.7)	(34.7)
Less: Net loss attributable to noncontrolling interests	—	—
NET LOSS ATTRIBUTABLE TO NCM, INC.	(30.7)	(34.7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(30.7)	$(34.7)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.32)	$(0.36)
Diluted	$(0.32)	$(0.36)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	95,385,062	96,918,564
Diluted	95,385,062	96,918,564

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Three Months Ended
	March 27, 2025	March 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(30.7)	$(34.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	1.1	1.0
Amortization expense	9.3	9.5
Non-cash share-based compensation	2.7	2.6
Amortization of debt issuance costs	0.1	0.2
Loss on extinguishment of debt	1.8	—
Non-cash loss on re-measurement of the payable under the tax receivable agreement	5.5	12.3
Other	(0.1)	(0.2)
ESA integration and other encumbered theater payments	0.3	0.3
Other cash flows from operating activities	0.1	—
Changes in operating assets and liabilities:
Receivables, net	38.7	47.9
Accounts payable and accrued expenses	(16.8)	(17.1)
ESA amounts due to/from, net	(0.8)	(1.7)
Prepaid expenses	—	0.9
Deferred revenue	(5.2)	3.2
Other, net	—	(0.1)
Net cash provided by operating activities	6.0	24.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(0.7)	(1.5)
Proceeds received from equity method investment	—	0.2
Net cash used in investing activities	(0.7)	(1.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	—	(0.3)
Purchases of NCM, Inc.'s common stock	(8.8)	—
Repayment of revolving credit facility	(10.0)	—
Payment of debt issuance costs	(1.5)	—
Repurchase of stock for restricted stock tax withholding	(0.1)	—
Net cash used in financing activities	(20.4)	(0.3)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15.1)	22.5
Cash, cash equivalents and restricted cash at beginning of period	78.1	37.6
Cash, cash equivalents and restricted cash at end of period	$63.0	$60.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2025	March 28, 2024
Supplemental disclosure of non-cash financing and investing activity:
Right of use assets obtained in exchange for lease liabilities	$—	$7.2
Accrued purchases of property and equipment	$0.1	$0.5
Increase in dividend equivalent accrual not requiring cash in the period	$2.9	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.1	$0.2
Cash paid for income taxes	$—	$0.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Interest
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Purchases of NCM, Inc.'s common stock	(0.2)	(8,000)	(0.1)	—	—	—	(0.1)	—
Comprehensive loss, net of tax	(34.7)	—	—	—	—	—	(34.7)	—
Share-based compensation issued, net of tax	0.1	253,397	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	2.6	—	—	—	—	2.6	—	—
Balance—March 28, 2024	$402.3	97,082,436	$2.5	50	$—	$118.0	$281.8	$—

Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(9.4)	(1,455,668)	—	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(30.7)	—	—	—	—	—	(30.7)	—
Share-based compensation issued, net of tax	(0.1)	563,648	—	—	—	(0.1)	—	—
Share-based compensation expensed/capitalized	2.7	—	—	—	—	2.7	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—
Balance—March 27, 2025	$370.8	94,863,471	$2.5	50	$—	$130.4	$237.9	$—

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

National CineMedia is the largest cinema advertising platform in the US. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 42 leading national and regional theater circuits including the only three national chains, AMC, Cinemark and Regal. NCM’s cinema advertising platform consists of more than 17,500 screens in over 1,350 theaters in 184 Designated Market Areas® (“DMA®”), including all of the top 50.

The Company has long-term exhibitor service agreements (“ESAs”) with Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and with certain network affiliates under long-term network affiliates agreements, including Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”), which grant the Company with the exclusive rights in their respective theaters to sell advertising, subject to limited exceptions. As of March 27, 2025, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 13.8 years. The network affiliate agreements expire at various dates between July 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.0 years as of March 27, 2025.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date”), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan and also referred to as the "Revolving Credit Facility 2023") to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC.

As of March 27, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of March 27, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Other Developments

Following redemptions of their outstanding membership units in 2022 and 2023, Cinemark and AMC's ownership interests in NCM LLC were reduced to 0.0%. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of March 27, 2025, AMC’s ownership interest remains de minimis. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, the Company and AMC. The 2025 AMC Agreement extends the term of the ESA by 5 years, modifies the program distributed by NCM LLC in AMC theaters and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC's rights under certain agreements entered into at the time of the IPO. Refer to Note 10—Subsequent Events for further discussion of the changes.

Basis of Presentation

The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 26, 2024 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 26, 2024.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 5—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of March 27, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2024 contain a complete discussion of the Company’s significant accounting policies. The following is additional information related to the Company’s accounting policies.

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our lobby network ("LEN"), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through NCM BoostSM and NCM BoomerangSM and through NCM’s digital gaming products, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

The Company had one agency through which it sourced advertising revenue that accounted for 11.0% of the Company’s gross outstanding receivable balance as of March 27, 2025 and had one agency through which it sourced advertising revenue that accounted for more than 14.7% of the Company's gross outstanding receivable balance as of December 26, 2024. During the three months ended March 27, 2025, the Company had no customers that accounted for more than 10.0% of the Company's revenue. During the three months ended March 28, 2024, the Company had one customer that accounted for 10.2% of the Company’s revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses related to long-lived assets of $0.0 million and $0.1 million during the three months ended March 27, 2025 and March 28, 2024, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three months ended March 27, 2025 and March 28, 2024, 0.2 million and 6.3 million shares, respectively, of restricted stock units were granted. During the three months ended March 27, 2025 and March 28, 2024, 565,315 and 187,602 shares of restricted stock units vested, respectively. Additionally, the Company recorded $2.7 million and $2.6 million in share-based compensation expense during the three months ended March 27, 2025 and March 28, 2024, respectively, within ‘Network operating

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Balance Sheets.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three months ended March 27, 2025 and March 28, 2024, 1,455,668, and 8,000 shares, respectively, were repurchased on the open market. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $9.0 million, and $0.0 million for the three months ended March 27, 2025 and March 28, 2024, respectively.

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

The chief operating decision maker assesses performance for the one operating and reportable segment and decides how to allocate resources using consolidated net loss, as presented on the unaudited Condensed Consolidated Statement of Operations as ‘Consolidated net loss,’ among other measures. Consolidated net loss is presented herein as the primary measure as it most closely aligns with US GAAP. The chief operating decision maker uses consolidated net loss to decide whether to utilize profits to invest in the Company or to recommend actions to the Board of Directors such as stock repurchases or future dividends. Consolidated net loss is also utilized to monitor actual results as compared to budgeted expectations to assess the performance of the one operating and reportable segment and in establishing management’s compensation. The Company’s significant segment expenses are consistent with the operating expense financial statement line items as presented within the unaudited Condensed Consolidated Statement of Operations. The Company’s other segment items are consistent with the non-operating income and expense financial statement line items as presented within the unaudited Condensed Consolidated Statement of Operations.

The measure of segment assets used to allocate resources is total assets as reported on the unaudited Condensed Consolidated Balance Sheets, inclusive of cash and cash equivalents as well as accounts receivable as reported on the unaudited Condensed Consolidated Balance Sheets as ‘Cash and cash equivalents’ and ‘Receivables, net of allowance,’ respectively.

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three months ended March 27, 2025 and March 28, 2024, were $0.7 million and $1.5 million, respectively.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC, a variable interest entity wherein NCM, Inc. is the primary beneficiary, under the provisions of ASC 810—Consolidation. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. holds the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. has the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM, Inc. was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation. There were no changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests for either of the three months ended March 27, 2025 and March 28, 2024.

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three months ended March 27, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances on and after December 15, 2026. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells data and digital advertising through NCM BoostSM and NCM BoomerangSM and the Company’s digital gaming products. Further the Company sells advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.

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

The Company does not have any significant contracts with customers with terms in excess of one year that are noncancellable as of March 27, 2025. Agreements with a duration of less than one year or are longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

Disaggregation of Revenue

The Company disaggregates revenue based upon the type of customer: national; local and regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the three months ended March 27, 2025 and March 28, 2024 (in millions):

	Three Months Ended
	March 27, 2025	March 28, 2024
National advertising revenue	$27.4	$29.5
Local and regional advertising revenue	4.9	5.3
ESA advertising revenue from beverage concessionaire agreements	2.6	2.6
Total revenue	$34.9	$37.4

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized in the three months ended March 27, 2025 that was included within the ‘Deferred revenue’ balance as of December 26, 2024 was $9.8 million. As of March 27, 2025 and December 26, 2024, the Company had $5.0 million and $2.5 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Balance Sheets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended March 27, 2025 and March 28, 2024, respectively, were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 27, 2025		March 28, 2024
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.1	$1.2	$0.1	$1.3
Provision for bad debt	—	(0.1)	—	(0.1)
Balance at end of period	$0.1	$1.1	$0.1	$1.2

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

	Three Months Ended
	March 27, 2025	March 28, 2024
Net loss attributable to NCM, Inc. (in millions)	$(30.7)	$(34.7)
Weighted average shares outstanding:
Basic	95,385,062	96,918,564
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	95,385,062	96,918,564
Loss per NCM, Inc. share:
Basic	$(0.32)	$(0.36)
Diluted	$(0.32)	$(0.36)

The effect of the 3,265 weighted average exchangeable NCM LLC common units held by AMC for the three months ended March 27, 2025 have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. There were no weighted average exchangeable NCM LLC common units held by NCM LLC's other members for the three months ended March 28, 2024. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 5,347,564 and 7,108,951 stock options and non-vested (restricted) shares for the three months ended March 27, 2025 and March 28, 2024, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, as well as for customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of each intangible asset. For the contractual rights to provide advertising services within the theaters under the ESA and network affiliate agreements, the estimated useful life corresponds to the term of the ESAs and the average renewable term of the contracts with the network affiliates. For the customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company, the estimated useful life corresponds to industry standard lives for customer relationships and trademarks. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the three months ended March 27, 2025 and March 28, 2024.

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

During the quarter ended March 27, 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark, with a net impact of $0.2 million to the intangible asset, to be settled on April 2, 2025. During the quarter ended March 27, 2025, Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment, resulting in a reduction of the intangible asset of $0.1 million as of March 27, 2025.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA Party may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments to NCM LLC, prior to the 2025 AMC Agreement further described in Note 10—Subsequent Events. Upon the effectiveness of the 2025 AMC Agreement and assuming the opt out provision is not exercised, AMC will no longer be required to make these integration payments. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. These payments are also accounted for as a reduction to the intangible asset related to the ESAs. During the three months ended March 27, 2025 and March 28, 2024, the Company recorded a reduction to net intangible assets of $0.2 million and $0.2 million, respectively, related to integration and other Encumbered Theater payments. During the three months ended March 27, 2025 and March 28, 2024, AMC and Cinemark paid a total of $0.3 million and $0.3 million, respectively, in integration and Encumbered Theater payments.

As of March 27, 2025 and December 26, 2024, the Company’s intangible assets related to the ESA Party agreements were $207.4 million, net of accumulated amortization of $30.8 million, and $212.3 million, net of accumulated amortization of $26.3 million, respectively, with weighted average remaining lives of 11.4 years and 11.6 years, respectively.

As of March 27, 2025 and December 26, 2024, the Company’s intangible assets related to the network affiliate agreements were $67.3 million, net of accumulated amortization of $7.7 million, and $68.5 million, net of accumulated amortization of $6.5 million, respectively, with weighted average remaining lives of 14.4 years and 14.6 years, respectively.

As of March 27, 2025 and December 26, 2024, the Company’s intangible assets related to customer relationships were $54.5 million, net of accumulated amortization of $20.5 million, and $57.6 million, net of accumulated amortization of $17.4 million, respectively, with weighted average remaining lives of 4.4 years and 4.6 years, respectively.

As of March 27, 2025 and December 26, 2024, the Company’s intangible asset related to the trademark was $11.9 million, net of accumulated amortization of $3.1 million, and $12.4 million, net of accumulated amortization of $2.6 million, respectively, with weighted average remaining lives of 6.4 years and 6.6 years, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2025 is $27.9 million, $37.3 million for fiscal years 2026 through 2028, and $32.5 million for fiscal year 2029.

5. RELATED PARTY TRANSACTIONS

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.9 million and $0.8 million as of March 27, 2025 and December 26, 2024, respectively. During the three months ended March 27, 2025 and March 28, 2024, NCM LLC received cash distributions from AC JV, LLC of $0.0 million and $0.2 million, respectively. Equity in earnings from AC JV, LLC were $0.1 million and $0.4 million, for the three months ended March 27, 2025 and March 28, 2024, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

6. BORROWINGS

The following table summarizes total outstanding debt as of March 27, 2025 and December 26, 2024 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 27, 2025	December 26, 2024	Maturity Date	Interest Rate
2025 Credit Facility	$—	$—	January 24, 2028	(1)
Revolving Credit Facility 2023	—	10.0	August 7, 2026	(2)
Total borrowings	—	10.0
Total borrowings, net	—	10.0
Carrying value of long-term debt	$—	$10.0

(1)
The interest rates on the 2025 Credit Facility is described below.
(2)
The interest rates on the Revolving Credit Facility 2023 is described below.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. As of March 27, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of March 27, 2025 NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $44.4 million, net of letters of credit of $0.6 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at March 27, 2025, including limitations on the NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility. As of March 27, 2025, the NCM LLC’s fixed charge coverage ratio was 8.8 to 1.0 (versus the required ratio of 1.1 to 1.0).

Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

balances and other considerations. The maximum availability NCM LLC had access to under the Revolving Credit Facility 2023 was $55,000,000. The proceeds of the Revolving Credit Facility 2023 could have been used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 was to mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 was a base rate of SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period began upon (i) an event of default or (ii) if availability was less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ended only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability was greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount outstanding under the Revolving Credit Facility 2023 at any time. The Revolving Credit Facility 2023 also contained customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.

In connection with entering into the 2025 Credit Facility, NCM LLC repaid the $10.0 million balance outstanding in full and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. This resulted in a loss on debt extinguishment of $1.8 million within the three months ended March 27, 2025.

7. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three months ended March 27, 2025 and March 28, 2024, resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of December 26, 2024 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of March 27, 2025, resulting in deferred tax expense of $0.0 million for the three months ended March 27, 2025 and the Company’s effective tax rate of 0.0%.

8. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.8 million and short-term and long-term lease liabilities of $1.9 million and $11.9 million, respectively, on the balance sheet as of March 27, 2025 for all material leases with terms longer than twelve months. As of December 26, 2024, the Company had ROU assets of $12.2 million and short-term and long-term lease liabilities of $1.7 million and $12.5 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Other liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of March 27, 2025, the Company had a weighted average remaining lease term of 7.3 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of March 27, 2025, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 4.8%.

During the three months ended March 27, 2025 and March 28, 2024, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended
	March 27, 2025	March 28, 2024
Operating lease cost	$0.6	$0.8
Variable lease cost	0.1	0.1
Total lease cost	$0.7	$0.9

The Company made total lease payments of $0.5 million and $0.8 million during the three months ended March 27, 2025 and March 28, 2024, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases ("ASC 842") once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The Company recorded $5.7 million and $5.9 million in amortization of these intangible assets in the three months ended March 27, 2025 and March 28, 2024, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of March 27, 2025 and December 26, 2024, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

Upon the effectiveness of the 2025 AMC Agreement, the Company and AMC agreed to revise the payment structure, which will be based on the attendance, the operating screens and the revenue generated by the Company through advertising displayed in AMC’s theaters. The revised consideration will be effective beginning on July 1, 2025.

The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of March 27, 2025, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $302.8 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.1 million and $0.7 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of March 27, 2025 and December 26, 2024, respectively, within ‘Accounts payable’ in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

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

Other investments consisted of the following (in millions):

	As of
	March 27, 2025	December 26, 2024
Investment in AC JV, LLC	$0.9	$0.8
Other investments	3.0	3.0
Total	$3.9	$3.8

As of March 27, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

Borrowings—The carrying amount of the Revolving Credit Facility 2023 as of December 26, 2024 was considered a reasonable estimate of fair value due to the respective floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of March 27, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$26.6	$26.6	$—	$—
Short-term marketable securities (2)	0.1	—	0.1	—
Total assets	$26.7	$26.6	$0.1	$—

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

The amortized cost basis, aggregate fair value and maturity of the marketable securities the Company held as of March 27, 2025 are as follows:

	As of March 27, 2025
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

10. SUBSEQUENT EVENTS

Share Repurchase Program—Subsequent to the three months ended March 27, 2025, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 823,598 additional shares were repurchased on the open market for $4.8 million. In accordance with ASC 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.

2025 AMC ESA Agreement—On April 17, 2025, the Company and AMC entered into the 2025 AMC Agreement. The 2025 AMC Agreement extends the term of the ESA, modifies the program distributed by NCM LLC in AMC theaters and adjusts the consideration paid by NCM LLC. The term of the 2025 AMC Agreement is extended by five years through February 13, 2042. In consideration for the rights to display advertising, the Company and AMC agreed to revise the payment structure, which will be based on the attendance, the operating screens and the revenue generated by the Company through advertising displayed in AMC’s theaters. The revised consideration will be effective beginning on July 1, 2025. AMC will continue to pay the Company for the time used to satisfy AMC’s on-screen advertising commitments under its beverage concessionaire agreement. The Company will continue to have the exclusive right to display third-party advertising in AMC theater lobbies and the parties have agreed to work together to modernize the lobby video screen network. The Pre-Feature Program Show Structure in AMC theaters has also been adjusted to closely align with the predominant pre-feature program show structure in NCM LLC's advertising network, including the amount and timing of display. The parties have also agreed that in limited circumstances during the 3-month period beginning on the 18-month anniversary

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of July 1, 2025, (the "New Agreement Effective Date"), there is a limited right to revert certain provisions back to the provisions of the parties' original ESA.

On April 17, 2025, the Company and AMC also entered into the AMC Termination Agreement by and among NCM LLC, the Company and AMC, AMC waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended. Under the AMC Termination Agreement, the Company and NCM LLC, and AMC waived and released claims against the other party. In connection with the Termination Agreement, NCM LLC and AMC agreed to dismiss with prejudice the ongoing litigation between the parties related to the confirmation of NCM LLC’s Chapter 11 plan, and assuming the opt out provision is not exercised, AMC will no longer be required to make integration and other encumbered theater payments, as further described in Note 4—Intangible Assets.

Upon entering into the 2025 AMC Agreement, the Company identified a triggering event for the intangible asset related to the ESAs, but does not anticipate the changes in the consideration paid to AMC to result in a material impairment to 'Intangible assets, net of accumulated amortization' within the unaudited Condensed Consolidated Balance Sheets. Upon the effectiveness of the AMC Termination Agreement, the Company does expect a $10.6 million decrease in 'Amounts due from ESA Parties' and a corresponding increase to 'Intangible assets, net of accumulated amortization' within the unaudited Condensed Consolidated Balance Sheets, due to the waiver of the Company's rights to the currently outstanding integration payments. Additionally, following the waiver of AMC's rights under the TRA, the Company expects a material decrease to the 'Payable under the TRA' within the unaudited Condensed Consolidated Balance Sheets.

Dividend—On May 1, 2025, the Company declared a cash dividend of $0.03 per share (approximately $2.8 million) on each share of the Company’s common stock (not including outstanding restricted stock units which will accrue dividends until the shares vest) to stockholders of record on May 16, 2025 to be paid on May 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the Company’s fiscal year ended December 26, 2024. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak to the information only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K for the Company’s fiscal year ended December 26, 2024. In the following discussion and analysis, the term net income refers to net income attributable to the Company.

Overview

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances marketers’ ability to measure and drive results. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in The Noovie® Show, our cinema advertising and entertainment show seen on movie screens across the U.S.

We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of March 27, 2025, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 65.2% of our network. All other NCM network theater circuits, which make up the remaining 34.8% of our network, present The Noovie Show, without Post-Showtime advertising inventory. Following the 2025 AMC Agreement defined within “Recent Developments” below, 96.5% of our network will present the Noovie Show format with Post-Showtime Inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell data and digital advertising through NCMx™, NCM BoostSM and NCM BoomerangSM services and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. As of March 27, 2025, 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 1.3 billion data sets as of March 27, 2025. We have long-term ESAs (approximately 13.8 weighted average years remaining, 16.4 years remaining subsequent to the 2025 AMC Agreement, as defined below) and multi-year agreements with our network affiliates, which expire at various dates between July 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.0 years as of March 27, 2025. Subsequent to the 2025 AMC Agreement, defined within “Recent Developments” below, the weighted average remaining term of the ESAs and the network affiliate agreements is 12.6 years. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).

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

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 6, 2025 for our fiscal year ended December 26, 2024.

Recent Developments

2025 AMC ESA Agreement—On April 11, 2025, the Company and AMC entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”). The 2025 AMC Agreement extends the term of the ESA with AMC, modifies the program distributed by NCM LLC in AMC theaters and adjusts the consideration paid by NCM LLC. The term of the 2025 AMC Agreement is extended by five years through February 13, 2042. In consideration for the rights to display advertising, the Company and AMC agreed to revise the payment structure, which will be based on the attendance, the operating screens and the revenue generated by the Company through advertising displayed in AMC’s theaters. The revised consideration will be effective beginning on July 1, 2025 (the “New Agreement Effective Date”). AMC will continue to pay the Company for the time used to satisfy AMC’s on-screen advertising commitments under its beverage concessionaire agreement. The Company will continue to have the exclusive right to display third-party advertising in AMC theater lobbies and the parties have agreed to work together to modernize the lobby video screen network. The Pre-Feature Program Show Structure in AMC theaters has also been adjusted to closely align with the predominant pre-feature program show structure in NCM LLC's advertising network, including the amount and timing of display. The parties have also agreed that in limited circumstances during the 3-month period beginning on the 18-month anniversary of the New Agreement Effective Date, there is a limited right to revert certain provisions back to the provisions of the parties' ESA prior to this amendment.

On April 11, 2025, the Company and AMC also entered into a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, the Company and AMC, AMC waived all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended. Under the AMC Termination Agreement, the Company and NCM LLC, and AMC waived and released claims against the other party. In connection with the Termination Agreement, NCM LLC and AMC agreed to dismiss with prejudice the ongoing litigation between the parties related to the confirmation of NCM LLC’s Chapter 11 plan.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of March 27, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three months ended March 27, 2025, 1,455,668 shares were repurchased on the open market. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $9.0 million for the three months ended March 27, 2025. As of March 27, 2025, 4,804,257 shares have been repurchased on the open market since the program's inception.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date’), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM

LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan and also referred to as the "Revolving Credit Facility 2023") to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 26, 2024.

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

As of March 27, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of March 27, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2025	Q1 2024	Q1 2024 to Q1 2025
Revenue	$34.9	$37.4	(6.7%)
Operating expenses:
Network operating costs	3.1	3.6	(13.9%)
Theater exhibition fees	21.7	22.5	(3.6%)
Selling and marketing costs	10.7	10.0	7.0%
Administrative and other costs	12.9	13.5	(4.4%)
Depreciation expense	1.1	1.0	10.0%
Amortization expense	9.3	9.5	(2.1%)
Total operating expenses	58.8	60.1	(2.2%)
Operating loss	(23.9)	(22.7)	5.3%
Non-operating expense	6.8	12.0	(43.3%)
Net loss attributable to NCM, Inc.	$(30.7)	$(34.7)	(11.5%)

Net loss per NCM, Inc. basic share	$(0.32)	$(0.36)	(11.1%)
Net loss per NCM, Inc. diluted share	$(0.32)	$(0.36)	(11.1%)

Adjusted OIBDA	$(9.0)	$(5.7)	57.9%
Adjusted OIBDA margin	(25.8%)	(15.2%)	69.2%
Total theater attendance (in millions) (1)	72.3	75.8	(4.6%)
Total screens	17,875	18,297	(2.3%)
Total ESA Party screens	9,438	9,552	(1.2%)

(1) Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are financial measures that are not calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, impairment of long-lived assets, workforce reorganization costs, system optimization costs, satellite transitions costs and advisor fees related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and the Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, impairment of long-lived assets, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, impairments of long-lived assets, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted AOIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q1 2025	Q1 2024
Operating loss	$(23.9)	$(22.7)
Depreciation expense	1.1	1.0
Amortization expense	9.3	9.5
Share-based compensation costs (1)	2.7	2.6
Impairment of long-lived assets (2)	—	0.1
Workforce reorganization costs (3)	—	1.5
System optimization costs (4)	0.2	—
Satellite transition costs (5)	—	—
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (6)	1.6	2.3
Adjusted OIBDA	$(9.0)	$(5.7)
Total revenue	$34.9	$37.4
Operating margin	(68.5%)	(60.7%)
Adjusted OIBDA margin	(25.8%)	(15.2%)

(1)
Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the Company's unaudited Condensed Consolidated Financial Statements.
(2)
The impairment of long-lived assets primarily relates to the write down of certain assets related to leasehold improvements no longer in use.
(3)
Workforce reorganization costs represent redundancy costs associated with changes to the Company’s workforce primarily implemented during 2024, as well as related office relocations.
(4)
System optimization costs represent costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in the third quarter of 2024.
(5)
One-time costs of transitioning satellite providers during 2024.
(6)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Basis of Presentation

The results of operations data for the three months ended March 27, 2025 (first quarter of 2025) and March 28, 2024 (first quarter of 2024) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

First Quarter of 2025 and First Quarter of 2024.

Revenue. Total revenue decreased $2.5 million, or 6.7%, from $37.4 million for the first quarter of 2024 to $34.9 million for the first quarter of 2025. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2025	Q1 2024	Q1 2024 to Q1 2025	Q1 2024 to Q1 2025
National advertising revenue	$27.4	$29.5	$(2.1)	(7.1)%
Local and regional advertising revenue	4.9	5.3	(0.4)	(7.5)%
ESA Party advertising revenue from beverage concessionaire agreements	2.6	2.6	—	0.0%
Total revenue	$34.9	$37.4	$(2.5)	(6.7)%

The following table shows data on theater attendance and revenue per attendee for the three months ended March 27, 2025 and March 28, 2024:

			% Change
	Q1 2025	Q1 2024	Q1 2024 to Q1 2025
National advertising revenue per attendee	$0.379	$0.389	(2.6)%
Local and regional advertising revenue per attendee	$0.068	$0.070	(3.2)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.447	$0.459	(2.7)%
Total revenue per attendee	$0.483	$0.493	(2.1)%
Total theater attendance (in millions) (1)	72.3	75.8	(4.6)%

________________________________________________________

(1) Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.

National advertising revenue. National advertising revenue decreased by $2.1 million, or 7.1%, from $29.5 million for the first quarter of 2024 to $27.4 million for the first quarter of 2025. The decrease in national advertising revenue was primarily due to a 7.6% decrease in national advertising utilization in the first quarter of 2025, as compared to the first quarter of 2024 as well as a 4.6% decrease in network attendance. These decreases were partially offset by a 1.3% increase in national advertising CPMs in the first quarter of 2025, as compared to the first quarter of 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $0.4 million, or 7.5%, from $5.3 million for the first quarter of 2024 to $4.9 million for the first quarter of 2025. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the dining, automotive, wireless and healthcare categories for the first quarter of 2025 compared to the first quarter of 2024 due in part to the 11.6% decline in the domestic box office as well as advertisers' decreased spending due to economic uncertainty. These decreases were partially offset by an increase in contract activity and size within the travel and professional services categories in the first quarter of 2025, as compared to the first quarter of 2024.

ESA Party beverage revenue. ESA Party beverage revenue remained at $2.6 million for the first quarter of 2025, consistent with the first quarter of 2024.

Operating expenses. Total operating expenses decreased $1.3 million, or 2.2%, from $60.1 million for the first quarter of 2024 to $58.8 million for the first quarter of 2025. The following table shows the changes in operating expense for the first quarter of 2025 (in millions):

			$ Change	% Change
	Q1 2025	Q1 2024	Q1 2024 to Q1 2025	Q1 2024 to Q1 2025
Network operating costs	$3.1	$3.6	$(0.5)	(13.9)%
Theater exhibition fees	21.7	22.5	(0.8)	(3.6)%
Selling and marketing costs	10.7	10.0	0.7	7.0%
Administrative and other costs	12.9	13.5	(0.6)	(4.4)%
Depreciation expense	1.1	1.0	0.1	10.0%
Amortization expense	9.3	9.5	(0.2)	(2.1)%
Total operating expenses	$58.8	$60.1	$(1.3)	(2.2)%

Network operating costs. Network operating costs decreased $0.5 million, or 13.9%, from $3.6 million for the first quarter of 2024 to $3.1 million for the first quarter of 2025. The decrease in network operating costs was primarily due to a $0.2 million decrease in personnel related expenses, a $0.2 million decrease in costs associated with our digital offerings in line with the decrease in revenue and a $0.1 million decrease in satellite costs for the first quarter of 2025, as compared to the first quarter of 2024.

Theater exhibition fees. Theater exhibition fees decreased by $0.8 million, or 3.6%, from $22.5 million for the first quarter of 2024 to $21.7 million for the first quarter of 2025. The decrease was primarily related to a $0.9 million decrease in fees caused by the 4.6% decrease in network attendance and a $0.1 million decrease in fees related to the number of active screens in the first quarter of 2025 compared to the first quarter of 2024. These decreases were partially offset by a $0.4 million increase in fees due to contractual rate increases primarily within the ESAs for the first quarter of 2025, as compared to the first quarter of 2024.

Selling and marketing costs. Selling and marketing costs increased $0.7 million, or 7.0%, from $10.0 million for the first quarter of 2024 to $10.7 million for the first quarter of 2025. The increase in selling and marketing costs was primarily due to a $1.3 million increase in selling related expenses largely driven by the timing of our company-wide sales meeting which occurred in the first quarter of 2025 and did not occur in 2024 and a $0.3 million increase in variable costs associated with certain sales partnerships for the first quarter of 2025, compared to the first quarter of 2024. These increases were partially offset by a $0.5 million decrease in severance expense due to the workforce reorganization in the first quarter of 2024, a $0.2 million decrease in other personnel related expenses and a $0.2 million decrease in lease related expenses for the first quarter of 2025, as compared to the first quarter of 2024 following the relocation of two offices during 2024.

Administrative and other costs. Administrative and other costs decreased $0.6 million, or 4.4%, from $13.5 million for the first quarter of 2024 to $12.9 million for the first quarter of 2025. The decrease was primarily due to a $1.0 million decrease in personnel costs primarily due to retention related expenses in 2024 related to the Chapter 11 proceedings with no comparable activity in 2025, a $0.6 million decrease in severance expense due to the workforce reorganization in the first quarter of 2024 and a $0.3 million decrease in other personnel related costs. These decreases were partially offset by a $0.6 million increase in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding due to the timing of certain hearings, a $0.5 million increase in stock based compensation following new grant activity in the first quarter of 2024 and a $0.5 million increase in cloud computing costs for the first quarter of 2025, as compared to the first quarter of 2024.

Depreciation expense. Depreciation expense increased $0.1 million, or 10.0%, from $1.0 million for the first quarter of 2024 to $1.1 million in the first quarter of 2025.

Amortization expense. Amortization expense decreased $0.2 million, or 2.1%, from $9.5 million for the first quarter of 2024 to $9.3 million for the first quarter of 2025.

Non-operating expense. Total non-operating expense decreased $5.2 million, or 43.3%, from $12.0 million for the first quarter of 2024 to $6.8 million for the first quarter of 2025. The following table shows the changes in non-operating expense for the first quarter of 2025 and the first quarter of 2024 (in millions):

	Three Months Ended		$ Change	% Change
	Q1 2025	Q1 2024	Q1 2024 to Q1 2025	Q1 2024 to Q1 2025
Interest on borrowings	$0.2	$0.4	$(0.2)	(50.0)%
Interest income	(0.6)	(0.3)	(0.3)	100.0%
Loss on the re-measurement of the payable under the tax receivable agreement	5.5	12.3	(6.8)	(55.3)%
Loss on debt extinguishment	1.8	—	1.8	100.0%
Other non-operating income, net	(0.1)	(0.4)	0.3	(75.0)%
Total non-operating expense	$6.8	$12.0	$(5.2)	(43.3)%

The decrease in non-operating expense was primarily due to a $6.8 million decrease in the loss on the re-measurement of the payable under the tax receivable agreement largely due to the addition of two years of estimates in management's forecast for future years in 2024 following increased insight into the respective movie slates and market demand as compared to the addition of one new forecasted year in the first quarter of 2025 to replace the completed prior year within the calculation. The decrease is also due to a $0.3 million increase in interest income and a $0.2 million decrease in interest expense in the first quarter of 2025 compared to the first quarter of 2024. These decreases were partially offset by a $1.8 million increase in loss on debt extinguishment in the first quarter of 2025 following the Company's termination of its Revolving Credit Facility 2023 and a $0.3 million decrease in non-operating income related to the Company's equity method investment in ACJV, LLC.

Known Trends and Uncertainties

ESA Party beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In the first quarter of 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendment, the price for the time sold to Cinemark's beverage supplier and Regal’s beverage suppliers, prior to the termination of Regal's ESA, now increases at a fixed rate of 2.0% each year. Beginning in 2026 and in accordance with the 2025 AMC Agreement, the time sold to AMC's beverage supplier will also increase at a fixed rate of 2.0% each year.

Theater exhibition fees—In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘ESA Parties and network affiliate fees’ in the unaudited Condensed Consolidated Statement of Operations.

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest and principal payments on our 2025 Credit Facility, if any, income tax payments, TRA payments and available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and AMC in the event the ESA Parties hold NCM LLC membership units, as well as the amount of dividends to NCM, Inc.’s common stockholders. Upon the effectiveness of the 2025 AMC Agreement, AMC will no longer be eligible to receive available cash payments.

On January 24, 2025, NCM LLC, as borrower, entered into the 2025 Credit Facility with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its Revolving Credit Facility 2023(as defined below), and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of March 27, 2025, NCM LLC had not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. No amounts have been drawn under the facility as of March 27, 2025.

On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent, which was terminated in connection with the 2025 Credit Facility. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC had access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 could have been used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 was to mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 was a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period began upon (i) an event of default or (ii) if availability was less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ended only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 27, 2025	December 26, 2024	March 28, 2024	YE 2024 to Q1 2025	Q1 2024 to Q1 2025
Cash, cash equivalents and marketable securities (1)	$59.8	$75.2	$57.1	$(15.4)	$2.7
2025 Credit Facility availability (2)	44.4	—	—	44.4	44.4
Revolving Credit Facility 2023 availability (3)	—	44.4	44.4	(44.4)	(44.4)
Total liquidity	$104.2	$119.6	$101.5	$(15.4)	$2.7

(1)
Included in cash, cash equivalents and marketable securities as of March 27, 2025, December 26, 2024 and March 28, 2024, was $26.9 million, $63.5 million and $54.8 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of March 27, 2025. As of March 27, 2025, the amount available under the 2025 Credit Facility in the table above is net letters of credit of $0.6 million.
(3)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which was subject to fluctuations in the underlying assets, was $55.0 million as of March 27, 2025.

As of March 27, 2025, the weighted average remaining maturity of our debt facility was 2.8 years. However, no amounts have been drawn on the 2025 Credit Facility as of March 27, 2025. As of March 27, 2025, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Three Months Ended
	March 27, 2025	March 28, 2024
Operating cash flow	$6.0	$24.1
Investing cash flow	$(0.7)	$(1.3)
Financing cash flow	$(20.4)	$(0.3)

•
Operating Activities. The $18.1 million decrease in cash provided by operating activities for the three months ended March 27, 2025, as compared to the three months ended March 28, 2024, was due to 1) $9.2 million decrease in accounts receivable collections, 2) an $8.4 million decrease in the change in deferred revenue, 3) a $1.0 million decrease in net loss adjusted for non-cash items and 4) a $0.9 million decrease in the change in prepaid expenses. These decreases in cash provided by operating were partially offset by a $0.9 million increase in the change in ESA amounts due to/from, net and a $0.3 million decrease in payments of accounts payable and accrued expenses for the three months ended March 27, 2025, as compared to the three months ended March 28, 2024.
•
Investing Activities. The $0.6 million decrease in cash used in investing activities for the three months ended March 27, 2025, as compared to the three months ended March 28, 2024, was primarily due to the $0.8 million decrease in purchases of property and equipment. This was partially offset by a $0.2 million decrease in proceeds received from an equity method investment for the three months ended March 27, 2025, as compared to the three months ended March 28, 2024.
•
Financing Activities. The $20.1 million increase in cash used in financing activities for the three months ended March 27, 2025, as compared to the three months ended March 28, 2024, was primarily due to the $10.0 million repayment of the Revolving Credit Facility 2023, the $8.8 million increase in payments made to repurchase shares of NCM, Inc.'s common stock and a $1.5 million increase in payments of debt issuance costs associated with the termination of the Revolving Credit Facility 2023 and commencement of the Credit Facility 2025 during the three months ended March 27, 2025.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 27, 2025 were $59.8 million (including $26.9 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its 2025 Credit Facility and cash on hand. The $26.9 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The other members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC for the three months ended March 27, 2025 was calculated as approximately negative $13.4 million, due almost entirely to NCM, Inc., as the primary holder of NCM LLC units as of March 27, 2025. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. Any negative amounts can only be offset against positive available cash within the second quarter of future years, in accordance with the agreement. As of March 27, 2025, NCM LLC owed NCM, Inc. $14.8 million in deferred available cash distribution.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2025 Credit Facility) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company will make a TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. The Company also expects to make a TRA payment in 2026 for the 2025 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 26, 2024 and incorporated by reference herein. As of March 27, 2025, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of March 27, 2025, the Company has not drawn down on the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 27, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 27, 2025 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2023, the Bankruptcy Court entered an order authorizing NCM LLC’s entry into the Regal Advertising Agreement and the Regal Termination Agreement (the “Regal Order”). On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. On August 7, 2023, the conditions precedent to the Plan were satisfied and NCM LLC emerged from bankruptcy. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order, and a week later appealed the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. Following AMC and Cinemark’s consolidated appeal on the merits, the District Court for the Southern District of Texas confirmed the Confirmation Order and the Regal Order on August 13, 2024. As of March 27, 2025, the consolidated appeals of the District Court’s decision on the merits were pending in the Fifth Circuit Court of Appeals. Oral arguments subsequently occurred on March 31, 2025. On April 17, 2025 in connection with the 2025 AMC Agreement and the AMC Termination Agreement, AMC dismissed with prejudice its claims against NCM LLC, including those related to the Confirmation Order and the Regal Order.

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2025 for the fiscal year ended December 26, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended March 27, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
December 27, 2024 through January 23, 2025	393,053	$6.38	393,053	(1)	$84.4	(1)
January 24, 2025 through February 20, 2025	92,034	$6.72	92,034	(1)	$83.8	(1)
February 21, 2025 through March 27, 2025	972,248	$6.01	970,581	(1)	$78.0	(1)
Total for the quarter ended March 27, 2025	1,457,335	$6.16	1,455,668	(1)	$78.0	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Reference	Description
3.1	*	The Bylaw, as amended March 17, 2025.
10.1	*(1)

Loan and Security Agreement, dated as of January 24, 2025, by and among National CineMedia, LLC, as Borrower, the other credit parties party thereto from time to time, and U.S. Bank National Association, as Bank

10.2	*	Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2025, by and between National CineMedia, LLC, as Borrower, and U.S. Bank National Association, as Bank
10.3	*▲	Second Amended and Restated Exhibitor Services Agreement, dated April 17, 2025, between National CineMedia, LLC, American Multi-Cinema, Inc., Muvico, LLC, and the other parties thereto
10.4	*▲	Joint Venture Termination and Settlement Agreement, dated April 17, 2025, between American Multi-Cinema, Inc., National CineMedia, LLC, and National CineMedia, Inc.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

▲Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

(1) Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 27, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 6, 2025	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2025	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)