Form 10-Q
period 2025-06-26
National CineMedia, Inc.
filed 2025-08-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2025

or

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

As of July 31, 2025, 93,710,120 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	June 26, 2025	December 26, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.2	$75.1
Restricted cash	3.1	3.0
Short-term marketable securities	—	0.1
Receivables, net of allowance of $1.1 and $1.2, respectively	57.1	85.3
Amounts due from ESA Parties	—	10.6
Prepaid expenses and other current assets	3.6	3.8
Total current assets	101.0	177.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $6.9 and $4.8, respectively	16.7	16.4
Intangible assets, net of accumulated amortization of $70.4 and $52.8, respectively	322.0	350.8
Other investments	4.3	3.8
Debt issuance costs, net	0.8	1.6
Other assets	17.2	18.1
Total non-current assets	361.0	390.7
TOTAL ASSETS	$462.0	$568.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$4.1	$3.8
Payable under the TRA	4.4	4.1
Accrued expenses	1.9	1.6
Accrued payroll and related expenses	7.3	15.6
Accounts payable	19.4	23.0
Deferred revenue	18.6	23.6
Other current liabilities	2.2	1.8
Total current liabilities	57.9	73.5
NON-CURRENT LIABILITIES:
Long-term debt	—	10.0
Payable under the TRA	41.2	59.9
Long-term lease liabilities	11.4	12.5
Other long-term liabilities	1.5	1.5
Total non-current liabilities	54.1	83.9
Total liabilities	112.0	157.4
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 93,424,020 and 95,755,491 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	132.7	127.8
Retained earnings	214.8	280.9
Total NCM, Inc. stockholders’ equity	350.0	411.2
Noncontrolling interests	—	—
Total equity	350.0	411.2
TOTAL LIABILITIES AND EQUITY	$462.0	$568.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
REVENUE	$51.8	$54.7	$86.6	$92.1
OPERATING EXPENSES:
Network operating costs	3.2	3.7	6.2	7.3
Theater exhibition fees	30.9	26.7	52.6	49.2
Selling and marketing costs	9.8	9.6	20.4	19.6
Administrative and other costs	10.6	13.4	23.5	26.9
Depreciation expense	1.1	1.1	2.2	2.2
Amortization expense	8.2	9.5	17.6	18.9
Total	63.8	64.0	122.5	124.1
OPERATING LOSS	(12.0)	(9.3)	(35.9)	(32.0)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.1	0.4	0.3	0.9
Interest income	(0.4)	(0.7)	(0.9)	(1.1)
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(0.8)	—	4.6	12.2
Loss on debt extinguishment	—	—	1.8	—
Other non-operating income, net	(0.2)	(0.3)	(0.3)	(0.6)
Total	(1.3)	(0.6)	5.5	11.4
LOSS BEFORE INCOME TAXES	(10.7)	(8.7)	(41.4)	(43.4)
Income tax expense	—	—	—	—
CONSOLIDATED NET LOSS	(10.7)	(8.7)	(41.4)	(43.4)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
NET LOSS ATTRIBUTABLE TO NCM, INC.	(10.7)	(8.7)	(41.4)	(43.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(10.7)	$(8.7)	$(41.4)	$(43.4)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.11)	$(0.09)	$(0.44)	$(0.45)
Diluted	$(0.11)	$(0.09)	$(0.44)	$(0.45)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,978,031	96,409,830	94,681,546	96,664,241
Diluted	93,978,031	96,409,830	94,681,546	96,664,241

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Six Months Ended
	June 26, 2025	June 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(41.4)	$(43.4)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	2.2	2.2
Amortization expense	17.6	18.9
Non-cash share-based compensation	5.6	6.1
Amortization of debt issuance costs	0.2	0.4
Loss on extinguishment of debt	1.8	—
Non-cash loss on re-measurement of the payable under the tax receivable agreement	4.6	12.2
Other	(0.1)	(0.3)
ESA integration and other encumbered theater payments	0.6	0.5
Payments to the ESA Parties under the tax receivable agreement	(1.3)	—
Other cash flows from operating activities	0.1	—
Changes in operating assets and liabilities:
Receivables, net	28.1	45.6
Accounts payable and accrued expenses	(12.2)	(12.0)
ESA amounts due to/from, net	0.3	(2.0)
Prepaid expenses	0.5	0.6
Deferred revenue	(5.5)	2.8
Other, net	—	0.2
Net cash provided by operating activities	1.1	31.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.4)	(2.8)
Proceeds received from equity method investment	—	0.4
Net cash used in investing activities	(2.4)	(2.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(5.7)	(0.3)
Purchases of NCM, Inc.'s common stock	(18.7)	(9.2)
Cash redemption of NCM LLC common membership units	—	(0.7)
Repayment of revolving credit facility	(10.0)	—
Payment of debt issuance costs	(1.5)	—
Repurchase of stock for restricted stock tax withholding	(0.6)	—
Net cash used in financing activities	(36.5)	(10.2)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(37.8)	19.2
Cash, cash equivalents and restricted cash at beginning of period	78.1	37.6
Cash, cash equivalents and restricted cash at end of period	$40.3	$56.8

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	June 26, 2025	June 27, 2024
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$0.7
Right of use assets obtained in exchange for lease liabilities	$—	$7.2
Accrued purchases of intangible assets	$0.4	$—
Increase in dividend equivalent accrual not requiring cash in the period	$0.2	$—
Cost method investment obtained in exchange for future advertising inventory	$0.5	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.1	$0.5
Cash paid for income taxes	$—	$0.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Interest
Balance—March 28, 2024	$402.3	97,082,436	$2.5	50	$—	$118.0	$281.8	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(9.3)	(1,911,587)	—	—	—	—	(9.3)	—
Comprehensive loss, net of tax	(8.7)	—	—	—	—	—	(8.7)	—
Share-based compensation issued, net of tax	—	68,000	—	—	—	—	—	—
Share-based compensation expensed/capitalized	3.5	—	—	—	—	3.5	—	—
Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—

Balance—March 27, 2025	$370.8	94,863,471	$2.5	50	$—	$130.4	$237.9	$—
Purchases of NCM, Inc.'s common stock	(9.4)	(1,796,726)	—	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(10.7)	—	—	—	—	—	(10.7)	—
Share-based compensation issued, net of tax	(0.6)	357,275	—	—	—	(0.6)	—	—
Share-based compensation expensed/capitalized	2.9	—	—	—	—	2.9	—	—
Cash dividends declared of $0.03 per share	(3.0)	—	—	—	—	—	(3.0)	—
Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Interest
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(9.5)	(1,919,587)	(0.1)	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(43.4)	—	—	—	—	—	(43.4)	—
Share-based compensation issued, net of tax	0.1	321,397	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	6.1	—	—	—	—	6.1	—	—
Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—

Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(18.8)	(3,252,394)	—	—	—	—	(18.8)	—
Comprehensive loss, net of tax	(41.4)	—	—	—	—	—	(41.4)	—
Share-based compensation issued, net of tax	(0.7)	920,923	—	—	—	(0.7)	—	—
Share-based compensation expensed/capitalized	5.6	—	—	—	—	5.6	—	—
Cash dividends declared of $0.06 per share	(5.9)	—	—	—	—	—	(5.9)	—
Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM, Inc. currently owns 100.0% of NCM LLC. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to reference the consolidated entity.

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 42 leading national and regional theater circuits including the only three national chains, Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). NCM’s cinema advertising platform consists of more than 17,500 screens in over 1,350 theaters in 184 Designated Market Areas® (“DMA®”), including all of the top 50.

The Company has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain network affiliates, including Regal, which grant the Company the exclusive rights in their respective theaters to sell advertising, subject to limited exceptions. As of June 26, 2025, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 16.2 years. The network affiliate agreements expire at various dates between January 2026 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 12.4 years as of June 26, 2025.

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

Additionally, upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and NCM LLC was therefore reconsolidated into the Company’s financial statements prospectively, as of August 7, 2023, akin to an acquisition under Accounting Standards Codification ("ASC") 805 – Business Combinations. In accordance with ASC 805 – Business Combinations, the assets and liabilities of NCM LLC were adjusted to their estimated fair value as of the Effective Date. All activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 26, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of June 26, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Other Developments

Following redemptions of their outstanding membership units in 2022 and 2023, Cinemark and AMC's ownership interests in NCM LLC were reduced to 0.0%. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. During the quarter ended March 27, 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. During the quarter ended March 27, 2025, Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment. AMC returned all of their units during the quarter ended June 26, 2025. As of June 26, 2025, AMC and Cinemark hold no ownership interest in NCM LLC and following the AMC Termination Agreement, AMC will no longer receive common membership units. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, the Company and AMC. The 2025 AMC Agreement extends the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the quarter ended June 26, 2025, NCM LLC released $21.6 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive rights to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 4—Intangible Assets, Note 7—Income Taxes, and Note 8—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of June 26, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

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

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to undiscounted cash flows utilized in assessing whether there are impairment indicators for the Company's intangible assets, the reserve for uncollectible accounts receivable, share-based compensation and income taxes. Actual results could differ from estimates.

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K, filed for the fiscal year ended December 26, 2024, contain a complete discussion of the Company’s significant accounting policies. The following is additional information related to the Company’s accounting policies.

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our lobby network ("LEN"), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through the NCMx™ suite of products and through NCM’s digital gaming products, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

The Company had one agency through which it sourced advertising revenue that accounted for 10.1% of the Company’s gross outstanding receivable balance, as of June 26, 2025, and had one agency through which it sourced advertising revenue that accounted for more than 14.7% of the Company's gross outstanding receivable balance as of December 26, 2024. During the three and six months ended June 26, 2025, and the three and six months ended June 27, 2024 , the Company had no customers that accounted for more than 10.0% of the Company's revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record losses related to long-lived assets during the three months ended June 26, 2025 and June 27, 2024, or the six months ended June 26, 2025 and June 27, 2024, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and six months ended June 26, 2025 and June 27, 2024, 1.2 million, 0.1 million, 1.5 million, and 6.4 million shares, respectively, of restricted stock units were granted. During the three and six months ended June 26, 2025 and June 27, 2024, 0.4 million, 0.1 million, 1.0 million, and 0.3 million shares of restricted stock units vested, respectively. Additionally, the Company recorded $2.9 million, $3.5 million, $5.6 million, and $6.1 million in share-based compensation expense during the three and six months ended June 26, 2025 and June 27, 2024, respectively, within ‘Network operating costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Balance Sheets. During the three and six months ended June 26, 2025, certain awards were modified resulting in incremental share-based compensation expense of $0.4 million for the three and six months ended June 26, 2025.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and six months ended June 26, 2025 and June 27, 2024, 1.8 million, 1.9 million, 3.3 million and 1.9 million shares, respectively, were repurchased on the open market. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $9.9 million, $9.3 million, $18.8 million and $9.5 million for the three and six months ended June 26, 2025 and June 27, 2024, respectively.

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

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three and six months ended June 26, 2025 and June 27, 2024, were $1.7 million, $1.3 million, $2.4 million and $2.8 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Net loss attributable to NCM, Inc.	$(10.7)	$(8.7)	$(41.4)	$(43.4)
NCM LLC equity issued for purchase of intangible asset	—	0.7	—	0.7
Income tax and other impacts of subsidiary ownership changes	—	0.1	—	0.1
Cash redemption of NCM LLC common membership units	—	(0.7)	—	(0.7)
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$(10.7)	$(8.6)	$(41.4)	$(43.3)

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and six months ended June 26, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances on and after December 15, 2026. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells data and digital advertising through the NCMx™ suite of products and the Company’s digital gaming products. Further the Company sells advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit up to 90 seconds of advertising to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements at contractual rates outlined within the ESAs.

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

The Company does not have any significant contracts with customers with terms in excess of one year that are noncancellable as of June 26, 2025. Agreements with a duration of less than one year or are longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

Disaggregation of Revenue

The Company disaggregates revenue into the following categories based upon the combination of multiple factors including the type of customer, the products included within a contract and the geographic scope resulting in the following categories: national;

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

local and regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the three and six months ended June 26, 2025 and June 27, 2024 (in millions):

	Three Months Ended		Six Months Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
National advertising revenue	$41.2	$41.7	$68.6	$71.2
Local and regional advertising revenue	6.4	9.8	11.2	15.0
ESA advertising revenue from beverage concessionaire agreements	4.2	3.2	6.8	5.9
Total revenue	$51.8	$54.7	$86.6	$92.1

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized, in the six months ended June 26, 2025, that was included within the ‘Deferred revenue’ balance as of December 26, 2024, was $16.8 million. As of June 26, 2025 and December 26, 2024, the Company had $5.9 million and $2.5 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Balance Sheets.

Allowance for Doubtful Accounts

The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that the use of two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the six months ended June 26, 2025 and June 27, 2024, respectively, were as follows (in millions):

	Six Months Ended
	June 26, 2025		June 27, 2024
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.2	$1.0	$0.1	$1.3
Provision for bad debt	(0.1)	0.2	0.4	(0.2)
Write-offs, net	—	(0.2)	(0.4)	(0.2)
Balance at end of period	$0.1	$1.0	$0.1	$0.9

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

	Three Months Ended		Six Months Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Net loss attributable to NCM, Inc. (in millions)	$(10.7)	$(8.7)	$(41.4)	$(43.4)
Weighted average shares outstanding:
Basic	93,978,031	96,409,830	94,681,546	96,664,241
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	—
Diluted	93,978,031	96,409,830	94,681,546	96,664,241
Loss per NCM, Inc. share:
Basic	$(0.11)	$(0.09)	$(0.44)	$(0.45)
Diluted	$(0.11)	$(0.09)	$(0.44)	$(0.45)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of the 214, 16,500, 1,739, and 8,250 weighted average exchangeable NCM LLC common units held by AMC, for the three and six months ended June 26, 2025, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 6,334,462, 7,001,408, 6,334,462, and 7,001,408 stock options and non-vested (restricted) shares for the three and six months ended June 26, 2025 and June 27, 2024, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, as well as for customer relationships developed and maintained by the Company’s sales force, trademarks held and used by the Company and datasets acquired and used by the Company. The Company's intangible assets, as of the reconsolidation date of August 7, 2023, were revalued at their estimated fair values, net of accumulated amortization. Subsequently acquired intangible assets are recorded at cost. The Company records amortization using the straight-line method over the estimated useful life of each intangible asset. For the contractual rights to provide advertising services within the theaters under the ESA and network affiliate agreements, the estimated useful life corresponds to the term of the ESAs and the average renewable term of the contracts with the network affiliates. For the customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company, the estimated useful life corresponds to industry standard lives for customer relationships and trademarks. For the datasets, the estimated useful life corresponds to the shorter of the use rights outlined in the contract under which they were acquired and the estimated rate of obsolescence of the datasets' usefulness. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed.

Upon entering into the 2025 AMC Agreement, the Company determined that there was a triggering event for the Company’s intangible asset group, including the amount related to AMC, under ASC 360—Impairment and Disposal of Long-Lived Assets during the quarter ended June 26, 2025. Management estimated future undiscounted cash flows, including the impacts of the new fee structure under the 2025 AMC Agreement, which has been adjusted to be based on the attendance, the operating screens and the revenue generated by the Company through the advertising displayed in AMC's theaters beginning on July 1, 2025, and the increase in the useful life due to the five year extension. The estimated future cash flows calculated within the analysis were well in excess of the net book value of the Company’s intangible assets and no impairment was recorded in the quarter ended June 26, 2025. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.

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

During the quarter ended March 27, 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. During the quarter ended March 27, 2025, Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment, resulting in a reduction of the intangible asset of $0.1 million as of March 27, 2025. In connection with the Common Unit Adjustment Agreement and the AMC Termination Agreement, AMC returned all of its units and was forgiven any remaining negative common unit adjustment, resulting in a minimal reduction to the intangible asset, during the quarter ended June 26, 2025. As of June 26, 2025, AMC and Cinemark hold no ownership interest in NCM LLC. Following the AMC Termination Agreement, AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive NCM LLC Common Units.

During the quarter ended June 27, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark, with a net impact of $0.7 million to the intangible asset. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024 while AMC’s ownership interest is de minimis.

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA Party may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC will no longer be required to make integration payments, and the $10.6 million in accrued integration payments owed by AMC was forgiven. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the quarter ended June 26, 2025, in accordance with the lease modification guidance outlined in ASC 842—Leases. During the three and six months ended June 26, 2025 and June 27, 2024, and prior to the effectiveness of the 2025 AMC Agreement, the Company recorded a reduction to net intangible assets of $0.3 million, $0.8 million, $0.6 million, and 1.0 million, respectively, related to integration and other Encumbered Theater payments. During the three and six months ended June 26, 2025 and June 27, 2024, AMC and Cinemark paid a total of $0.2 million, $0.2 million, $0.6 million, and $0.5 million, respectively, in integration and Encumbered Theater payments.

As of June 26, 2025 and December 26, 2024, the Company’s intangible assets related to the ESA Party agreements were $192.7 million, net of accumulated amortization of $34.3 million, and $212.3 million, net of accumulated amortization of $26.3 million, respectively, with weighted average remaining lives of 15.6 years and 11.6 years, respectively.

As of June 26, 2025 and December 26, 2024, the Company’s intangible assets related to the network affiliate agreements were $66.1 million, net of accumulated amortization of $8.9 million, and $68.5 million, net of accumulated amortization of $6.5 million, respectively, with weighted average remaining lives of 14.1 years and 14.6 years, respectively.

As of June 26, 2025 and December 26, 2024, the Company’s intangible assets related to customer relationships were $51.3 million, net of accumulated amortization of $23.7 million, and $57.6 million, net of accumulated amortization of $17.4 million, respectively, with weighted average remaining lives of 4.1 years and 4.6 years, respectively.

As of June 26, 2025 and December 26, 2024, the Company’s intangible asset related to the trademark was $11.5 million, net of accumulated amortization of $3.5 million, and $12.4 million, net of accumulated amortization of $2.6 million, respectively, with weighted average remaining lives of 6.1 years and 6.6 years, respectively.

As of June 26, 2025 and December 26, 2024, the Company’s intangible assets related to the datasets were $0.4 million, net of accumulated amortization of $0.0 million, and $0.0 million, net of accumulated amortization of $0.0 million, respectively, with weighted average remaining lives of 2.3 years and 0.0 years, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2025 is $15.8 million, $31.5 million for fiscal years 2026 through 2027, and $31.4 million for fiscal year 2028.

5. RELATED PARTY TRANSACTIONS

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% each by AMC, Cinemark and Regal and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.8 million and $0.8 million as of June 26, 2025 and December 26, 2024, respectively. During the three and six months ended June 26, 2025 and June 27, 2024, NCM LLC received cash and accrued distributions from AC JV, LLC of $0.3 million, $0.2 million, $0.3 million, and $0.4 million, respectively. Equity in earnings from AC JV, LLC were $0.2 million, $0.2 million, $0.3 million, and $0.7 million, for the three and six months ended June 26, 2025 and June 27, 2024, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. BORROWINGS

The following table summarizes total outstanding debt, as of June 26, 2025 and December 26, 2024, and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 26, 2025	December 26, 2024	Maturity Date	Interest Rate
2025 Credit Facility	$—	$—	January 24, 2028	(1)
Revolving Credit Facility 2023	—	10.0	August 7, 2026	(2)
Total borrowings	—	10.0
Total borrowings, net	—	10.0
Carrying value of long-term debt	$—	$10.0

(1)
The interest rates on the 2025 Credit Facility are described below.
(2)
The interest rates on the Revolving Credit Facility 2023 are described below.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. As of June 26, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of June 26, 2025, NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $44.4 million, net of letters of credit of $0.6 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at June 26, 2025, including limitations on the NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility. As of June 26, 2025, the NCM LLC’s fixed charge coverage ratio was 6.3 to 1.0 (versus the required ratio of 1.1 to 1.0).

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

7. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three and six months ended June 26, 2025 and for the three and six months ended June 27, 2024, resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of December 26, 2024 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of June 26, 2025, resulting in deferred tax expense of $0.0 million for the three months and six months ended June 26, 2025 and the Company’s effective tax rate of 0.0%.

Adjustments to the Company's Payable under the TRA—Within the AMC Termination Agreement, AMC waived all rights and interests as to the TRA and the Company reduced the 'Payable under the TRA' on the unaudited Condensed Consolidated Balance Sheets for the amounts recorded associated with AMC of $21.6 million. The cancellation of this payable was considered akin to a lease incentive related to the modification of the short-term operating lease of AMC's screens under ASC 842—Leases and it was recorded against the intangible asset for the ESA Parties upon the effectiveness of the AMC Termination Agreement in the three months ended June 26, 2025. The adjustment will reduce amortization expense of the intangible over the remainder of its useful life, which is considered akin to lease expense.

8. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.4 million and short-term and long-term lease liabilities of $2.1 million and $11.4 million, respectively, on the balance sheet as of June 26, 2025, for all material leases with terms longer than twelve months. As of December 26, 2024, the Company had ROU assets of $12.2 million and short-term and long-term lease liabilities of $1.7 million and $12.5 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Long-term lease liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of June 26, 2025, the Company had a weighted average remaining lease term of 7.1 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of June 26, 2025, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 4.7%.

During the three and six months ended June 26, 2025 and June 27, 2024, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended		Six Months Ended
	June 26, 2025	June 27, 2024	June 26, 2025	June 27, 2024
Operating lease cost	$0.5	$0.5	$1.1	$1.3
Variable lease cost	—	0.1	0.1	0.2
Total lease cost	$0.5	$0.6	$1.2	$1.5

The Company made total lease payments of $0.5 million, $0.4 million, $1.0 million, and $1.2 million during the three and six months ended June 26, 2025 and June 27, 2024, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases ("ASC 842") once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The Company recorded $4.6 million, $5.9 million, $10.4 million, and $11.7 million in amortization of these intangible assets in the three and six months ended June 26, 2025 and June 27, 2024, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate's theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of June 26, 2025 and December 26, 2024, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs upon identification of a third-party vendor.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of June 26, 2025, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $292.6 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees relate to various affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.5 million and $0.7 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of June 26, 2025 and December 26, 2024, respectively, within ‘Accounts payable’ in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

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

Other investments consisted of the following (in millions):

	As of
	June 26, 2025	December 26, 2024
Investment in AC JV, LLC	$0.8	$0.8
Other investments	3.5	3.0
Total	$4.3	$3.8

As of June 26, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

Borrowings—The carrying amount of the Revolving Credit Facility 2023, as of December 26, 2024, was considered a reasonable estimate of fair value due to the respective floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The Company had no assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures as of June 26, 2025. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures, as of December 26, 2024, are as follows (in millions):

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

10. SUBSEQUENT EVENT

Dividend—On August 5, 2025, the Company declared a cash dividend of $0.03 per share (approximately $2.8 million) on each share of the Company’s common stock (not including outstanding restricted stock units which will accrue dividends until the shares vest) to stockholders of record on August 15, 2025 to be paid on August 29, 2025.

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

We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of June 26, 2025, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 96.4% of our network. All other NCM network theater circuits, which make up the remaining 3.6% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell data and digital advertising through the NCMx™ suite of products and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. As of June 26, 2025, 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 1.4 billion data sets as of June 26, 2025. We have long-term ESAs (approximately 16.2 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between January 2026 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 12.4 years as of June 26, 2025. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).

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

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, for our fiscal year ended December 26, 2024.

Recent Developments

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, the Company and AMC. The 2025 AMC Agreement extends the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the quarter ended June 26, 2025, NCM LLC released $21.6 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive rights to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 4—Intangible Assets, Note 7—Income Taxes, and Note 8—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of June 26, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and six months ended June 26, 2025 and June 27, 2024, 1.8 million, 1.9 million, 3.3 million and 1.9 million shares were repurchased on the open market. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $9.9 million, $9.3 million, $18.8 million and $9.5 million for the three and six months ended June 26, 2025 and June 27, 2024. As of June 26, 2025, 5.8 million shares have been repurchased on the open market since the program's inception.

Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC

On April 11, 2023, NCM LLC filed a voluntary petition for reorganization (the “Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively, as of April 11, 2023, and recorded a gain on deconsolidation of $557.7 million within the second quarter of 2023. NCM, Inc. continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.

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

Additionally, upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively, as of August 7, 2023, akin to an acquisition under ASC 805 – Business Combinations. In accordance with ASC 805 – Business Combinations, the assets and liabilities of NCM LLC were adjusted to their estimated fair value as of the Effective Date. All activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC.

As of June 26, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of June 26, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share, margin and screen data):

					% Change	% Change
	Q2 2025	Q2 2024	YTD 2025	YTD 2024	Q2 2024 to Q2 2025	2024 to 2025
Revenue	$51.8	$54.7	$86.6	$92.1	(5.3%)	(6.0%)
Operating expenses:
Network operating costs	3.2	3.7	6.2	7.3	(13.5%)	(15.1%)
Theater exhibition fees	30.9	26.7	52.6	49.2	15.7%	6.9%
Selling and marketing costs	9.8	9.6	20.4	19.6	2.1%	4.1%
Administrative and other costs	10.6	13.4	23.5	26.9	(20.9%)	(12.6%)
Depreciation expense	1.1	1.1	2.2	2.2	0.0%	0.0%
Amortization expense	8.2	9.5	17.6	18.9	(13.7%)	(6.9%)
Total operating expenses	63.8	64.0	122.5	124.1	(0.3%)	(1.3%)
Operating loss	(12.0)	(9.3)	(35.9)	(32.0)	29.0%	12.2%
Non-operating (income) expense, net	(1.3)	(0.6)	5.5	11.4	116.7%	(51.8%)
Net loss attributable to NCM, Inc.	$(10.7)	$(8.7)	$(41.4)	$(43.4)	23.0%	(4.6%)

Net loss per NCM, Inc. basic share	$(0.11)	$(0.09)	$(0.44)	$(0.45)	22.2%	(2.2%)
Net loss per NCM, Inc. diluted share	$(0.11)	$(0.09)	$(0.44)	$(0.45)	22.2%	(2.2%)

Adjusted OIBDA	$0.7	$7.6	$(8.3)	$1.9	(90.8%)	(536.8%)
Adjusted OIBDA margin	1.4%	13.9%	(9.6%)	2.1%	(90.3%)	(564.6%)
Total theater attendance (in millions) (1)	115.3	92.8	187.7	168.6	24.2%	11.3%
Total screens	17,832	18,279
Total ESA Party screens	9,413	9,552

(1) Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are financial measures that are not calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, workforce reorganization costs, system optimization costs, satellite transitions costs and advisor fees related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and the Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted AOIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q2 2025	Q2 2024	YTD 2025	YTD 2024
Operating loss	$(12.0)	$(9.3)	$(35.9)	$(32.0)
Depreciation expense	1.1	1.1	2.2	2.2
Amortization expense	8.2	9.5	17.6	18.9
Share-based compensation costs (1)	2.9	3.5	5.6	6.1
Workforce reorganization costs (2)	0.3	1.4	0.3	2.9
System optimization costs (3)	0.1	—	0.3	—
Satellite transition costs (4)	—	0.3	—	0.3
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (5)	0.1	1.1	1.6	3.5
Adjusted OIBDA	$0.7	$7.6	$(8.3)	$1.9
Total revenue	$51.8	$54.7	$86.6	$92.1
Operating margin	(23.2%)	(17.0%)	(41.5%)	(34.7%)
Adjusted OIBDA margin	1.4%	13.9%	(9.6%)	2.1%

(1)
Share-based compensation costs are included in 'network operating costs', 'selling and marketing costs' and 'administrative and other costs' in the Company's unaudited Condensed Consolidated Financial Statements.
(2)
Workforce reorganization costs represent eliminated positions and redundancy costs associated with changes to the Company’s workforce, as well as related office relocations.
(3)
System optimization costs represent costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in the third quarter of 2024.
(4)
One-time costs of transitioning satellite providers during 2024.
(5)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Basis of Presentation

The results of operations data for the three months ended June 26, 2025 (second quarter of 2025) and June 27, 2024 (second quarter of 2024) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

Second Quarter of 2025 and Second Quarter of 2024.

Revenue. Total revenue decreased $2.9 million, or 5.3%, from $54.7 million for the second quarter of 2024 to $51.8 million for the second quarter of 2025. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
National advertising revenue	$41.2	$41.7	$(0.5)	(1.2)%
Local and regional advertising revenue	6.4	9.8	(3.4)	(34.7)%
ESA Party advertising revenue from beverage concessionaire agreements	4.2	3.2	1.0	31.3%
Total revenue	$51.8	$54.7	$(2.9)	(5.3)%

The following table shows data on theater attendance and revenue per attendee for the second quarter of 2025 and 2024:

			% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025
National advertising revenue per attendee	$0.357	$0.449	(20.5)%
Local and regional advertising revenue per attendee	$0.056	$0.106	(47.4)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.413	$0.555	(25.6)%
Total revenue per attendee	$0.449	$0.589	(23.8)%
Total theater attendance (in millions) (1)	115.3	92.8	24.2%

________________________________________________________

(1) Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.

National advertising revenue. National advertising revenue decreased by $0.5 million, or 1.2%, from $41.7 million for the second quarter of 2024 to $41.2 million for the second quarter of 2025. Macroeconomic uncertainty negatively affected advertisers' willingness to spend in the second quarter of 2025 across the advertising industry. To remain competitive in this environment, the Company decreased national advertising CPMs by 28.1% in the second quarter of 2025, as compared to the second quarter of 2024. This decrease was partially offset by a 12.3% increase in national advertising utilization, as well as a 24.2% increase in network attendance in the second quarter of 2025, as compared to the second quarter of 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $3.4 million, or 34.7%, from $9.8 million for the second quarter of 2024 to $6.4 million for the second quarter of 2025. Macroeconomic uncertainty negatively affected the advertisers' willingness to spend in the second quarter of 2025 across the advertising industry. As such, the decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the technology, retail and apparel and automotive categories for the second quarter of 2025 compared to the second quarter of 2024. These decreases were partially offset by an increase in contract activity and size within the travel category in the second quarter of 2025, as compared to the second quarter of 2024.

ESA Party beverage revenue. ESA Party beverage revenue increased by $1.0 million, or 31.3%, from $3.2 million for the second quarter of 2024 to $4.2 million for the second quarter of 2025. The increase in ESA Party beverage revenue was primarily due to a 25.4% increase in ESA Party attendance in the second quarter of 2025, as compared to the second quarter of 2024 as well as contractual rate increases within the ESAs.

Operating expenses. Total operating expenses decreased $0.2 million, or 0.3%, from $64.0 million for the second quarter of 2024 to $63.8 million for the second quarter of 2025. The following table shows the changes in operating expense for the second quarter of 2025 (in millions):

			$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
Network operating costs	$3.2	$3.7	$(0.5)	(13.5)%
Theater exhibition fees	30.9	26.7	4.2	15.7%
Selling and marketing costs	9.8	9.6	0.2	2.1%
Administrative and other costs	10.6	13.4	(2.8)	(20.9)%
Depreciation expense	1.1	1.1	0.0	0.0%
Amortization expense	8.2	9.5	(1.3)	(13.7)%
Total operating expenses	$63.8	$64.0	$(0.2)	(0.3)%

Network operating costs. Network operating costs decreased $0.5 million, or 13.5%, from $3.7 million for the second quarter of 2024 to $3.2 million for the second quarter of 2025. The decrease in network operating costs was primarily due to a $0.2 million decrease in satellite costs due to transition costs incurred in the prior year and a $0.2 million decrease in personnel-related expenses for the second quarter of 2025, as compared to the second quarter of 2024.

Theater exhibition fees. Theater exhibition fees increased by $4.2 million, or 15.7%, from $26.7 million for the second quarter of 2024 to $30.9 million for the second quarter of 2025. The increase was primarily related to a $3.9 million increase due to the 24.2% increase in network attendance and a $0.5 million increase due to contractual rate increases primarily within the ESAs for the second quarter of 2025, as compared to the second quarter of 2024.

Selling and marketing costs. Selling and marketing costs increased $0.2 million, or 2.1%, from $9.6 million for the second quarter of 2024 to $9.8 million for the second quarter of 2025. The increase in selling and marketing costs was primarily due to a $0.4 million increase in selling related expenses, a $0.3 million increase in variable costs associated with certain sales partnerships, a $0.2 million increase in non-cash barter expense and a $0.2 million increase in severance expense due to a position elimination in the second quarter of 2025. These increases were partially offset by a $0.9 million decrease in personnel-related expenses primarily due to a decrease in performance-based compensation driven by the decrease in revenue in the second quarter of 2025, as compared to the second quarter of 2024.

Administrative and other costs. Administrative and other costs decreased $2.8 million, or 20.9%, from $13.4 million for the second quarter of 2024 to $10.6 million for the second quarter of 2025. The decrease was primarily due to a $1.2 million decrease in severance expense following the non-renewal of the former President - Sales, Marketing and Partnerships' contract in the second quarter of 2024, a $1.2 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $0.5 million decrease in performance-based compensation expense driven by the decrease in revenue in the second quarter of 2025, as compared to the second quarter of 2024, and a $0.5 million decrease in stock-based compensation expense due to the grant of a management equity incentive plan in the first quarter of 2024, compared to normalized grant activity in 2025. These decreases were partially offset by a $0.2 million increase in cloud computing expenses and a $0.2 million increase in other business taxes in the second quarter of 2025, as compared to the second quarter of 2024.

Depreciation expense. Depreciation expense remained at $1.1 million for the second quarter of 2025, consistent with $1.1 million in the second quarter of 2024.

Amortization expense. Amortization expense decreased $1.3 million, or 13.7%, from $9.5 million for the second quarter of 2024 to $8.2 million for the second quarter of 2025. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025 as further discussed in Note 4—Intangible Assets and Note 7—Income Taxes.

Non-operating income. Total non-operating income increased $0.7 million, or 116.7%, from $0.6 million for the second quarter of 2024 to $1.3 million for the second quarter of 2025. The following table shows the changes in non-operating income for the second quarter of 2025 and the second quarter of 2024 (in millions):

			$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
Interest on borrowings	$0.1	$0.4	$(0.3)	(75.0)%
Interest income	(0.4)	(0.7)	0.3	(42.9)%
Gain on the re-measurement of the payable under the tax receivable agreement	(0.8)	—	(0.8)	(100.0)%
Other non-operating income, net	(0.2)	(0.3)	0.1	(33.3)%
Total non-operating income, net	$(1.3)	$(0.6)	$(0.7)	116.7%

The increase in non-operating income was primarily due to a $0.8 million increase in the gain on the re-measurement of the payable under the tax receivable agreement. The increase is also due to a $0.3 million decrease in interest expense in the second quarter of 2025, compared to the second quarter of 2024, due to the termination of all of the Company's outstanding debt in the first quarter of 2025. These increases were partially offset by a $0.3 million decrease in interest income.

Six months ended June 26, 2025 and June 27, 2024

Revenue. Total revenue decreased $5.5 million, or 6.0%, from $92.1 million for the six months ended June 27, 2024 to $86.6 million for the six months ended June 26, 2025. The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
National advertising revenue	$68.6	$71.2	$(2.6)	(3.7)%
Local and regional advertising revenue	11.2	15.0	(3.8)	(25.3)%
ESA Party advertising revenue from beverage concessionaire agreements	6.8	5.9	0.9	15.3%
Total revenue	$86.6	$92.1	$(5.5)	(6.0)%

The following table shows data on theater attendance and revenue per attendee for the six months ended June 27, 2025 and June 27, 2024:

	Six Months Ended		% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025
National advertising revenue per attendee	$0.365	$0.422	(13.5)%
Local and regional advertising revenue per attendee	$0.060	$0.089	(32.9)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.425	$0.511	(16.8)%
Total revenue per attendee	$0.461	$0.546	(15.5)%
Total theater attendance (in millions) (1)	187.7	168.6	11.3%

________________________________________________________

(1) Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.

National advertising revenue. National advertising revenue decreased by $2.6 million, or 3.7%, from $71.2 million for the six months ended June 27, 2024 to $68.6 million for the six months ended June 26, 2025. Macroeconomic uncertainty negatively affected advertisers' willingness to spend in the first and second quarter of 2025 across the advertising industry. To remain competitive in this environment, the Company decreased national advertising CPMs by 16.6% in the six months ended June 26, 2025, as compared to the six months ended June 27, 2024. This decrease was partially offset by a 3.0% increase in national advertising utilization, as well as a 11.3% increase in network attendance, in the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $3.8 million, or 25.3%, from $15.0 million for the six months ended June 27, 2024 to $11.2 million for the six months ended June 26, 2025. Macroeconomic uncertainty negatively affected the advertisers' willingness to spend in the first and second quarter of 2025 across the advertising industry. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the technology, retail and apparel, automotive and government categories for the six months ended June 26, 2025, compared to the six months ended June 27, 2024. These decreases were partially offset by an increase in contract activity and size within the travel category in the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.

ESA Party beverage revenue. ESA Party beverage revenue increased $0.9 million, or 15.3%, from $5.9 million for the six months ended June 27, 2024 to $6.8 million for the six months ended June 26, 2025. The increase in ESA Party beverage revenue was primarily due to a 13.4% increase in ESA Party attendance for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024 as well as contractual rate increases within the ESAs.

Operating expenses. Total operating expenses decreased $1.6 million, or 1.3%, from $124.1 million for the six months ended June 27, 2024 to $122.5 million for the six months ended June 26, 2025. The following table shows the changes in operating expense for the six months ended June 26, 2025 and June 27, 2024 (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
Network operating costs	$6.2	$7.3	$(1.1)	(15.1)%
Theater exhibition fees	52.6	49.2	3.4	6.9%
Selling and marketing costs	20.4	19.6	0.8	4.1%
Administrative and other costs	23.5	26.9	(3.4)	(12.6)%
Depreciation expense	2.2	2.2	0.0	0.0%
Amortization expense	17.6	18.9	(1.3)	(6.9)%
Total operating expenses	$122.5	$124.1	$(1.6)	(1.3)%

Network operating costs. Network operating costs decreased $1.1 million, or 15.1%, from $7.3 million for the six months ended June 27, 2024, to $6.2 million for the six months ended June 26, 2025. The decrease in network operating costs was primarily due to a $0.4 million decrease in personnel-related expenses driven by the decrease in performance-based compensation following the decrease in revenue, a $0.3 million decrease in costs associated with our digital offerings in line with the decrease in revenue and a $0.2 million decrease in satellite costs due to transition costs incurred in the prior year for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.

Theater exhibition fees. Theater exhibition fees increased $3.4 million, or 6.9%, from $49.2 million for the six months ended June 27, 2024 to $52.6 million for the six months ended June 26, 2025. The increase in theater exhibition fees was primarily related to a $2.9 million increase caused by the 11.3% increase in network attendance and a $1.0 million increase due to contractual rate increases primarily within the ESAs for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024. These increases were partially offset by a $0.3 million decrease in costs related to revenue share agreements and $0.2 million decrease related to the number of active screens in the six months ended June 26, 2025, compared to the six months ended June 27, 2024.

Selling and marketing costs. Selling and marketing costs increased $0.8 million, or 4.1%, from $19.6 million for the six months ended June 27, 2024 to $20.4 million for the six months ended June 26, 2025. The increase in selling and marketing costs was primarily due to a $1.7 million increase in selling related expenses partly driven by the timing of our company-wide sales meeting and a $0.5 million increase in variable costs associated with certain sales partnerships for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024. These increases were partially offset by a $1.4 million decrease in personnel-related expenses primarily due to a decrease in performance-based compensation expense in line with the decrease in revenue and a decrease in severance expenses due to the workforce reorganization in the first quarter of 2024 for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.

Administrative and other costs. Administrative and other costs decreased $3.4 million, or 12.6%, from $26.9 million for the six months ended June 27, 2024 to $23.5 million for the six months ended June 26, 2025. The decrease is primarily due to an $1.8 million decrease in severance expense following the non-renewal of the former President - Sales, Marketing and Partnerships' contract in the second quarter of 2024, a $1.5 million decrease in performance-based compensation expense primarily due to retention related expenses in 2024 related to the Chapter 11 proceedings and the decrease in revenue, a $0.8 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding and a $0.3 million decrease in stock-based compensation for the six months ended June 26, 2025, compared to the six months ended June 27, 2024. These decreases were partially offset by a $0.6 million increase in cloud computing expenses due to improvements made to our programmatic offerings and a $0.4 million increase in system optimization costs related to a one-time assessment of the technology surrounding the Company's programmatic offerings for the six months ended June 26, 2025, compared to the six months ended June 27, 2024.

Depreciation expense. Depreciation expense remained at $2.2 million for the six months ended June 26, 2025, consistent with $2.2 million for the six months ended June 27, 2024.

Amortization expense. Amortization expense decreased $1.3 million, or 6.9%, from $18.9 million for the six months ended June 27, 2024 to $17.6 million for the six months ended June 26, 2025. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025, as further discussed in Note 4—Intangible Assets and Note 7—Income Taxes.

Non-operating expense. Total non-operating expense decreased $5.9 million, or 51.8%, from $11.4 million for the six months ended June 27, 2024 to $5.5 million for the six months ended June 26, 2025. The following table shows the changes in non-operating expense for the six months ended June 27, 2024 and June 26, 2025 (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2025	Q2 2024	Q2 2024 to Q2 2025	Q2 2024 to Q2 2025
Interest on borrowings	$0.3	$0.9	$(0.6)	(66.7)%
Interest income	(0.9)	(1.1)	0.2	100.0%
Loss on the re-measurement of the payable under the tax receivable agreement	4.6	12.2	(7.6)	(62.3)%
Loss on debt extinguishment	1.8	—	1.8	100.0%
Other non-operating income, net	(0.3)	(0.6)	0.3	(50.0)%
Total non-operating expense, net	$5.5	$11.4	$(5.9)	(51.8)%

The decrease in non-operating expense was primarily due to a $7.6 million decrease in the loss on the re-measurement of the payable under the tax receivable agreement largely due to the addition of two years of estimates in management's forecast for future years in 2024 following increased insight into the respective movie slates and market demand as compared to the addition of one new forecasted year in the first quarter of 2025 to replace the completed prior year within the calculation. The decrease is also due to a $0.6 million decrease in interest expense in the six months ended June 26, 2025, compared to the six months ended June 27, 2024, following the termination of all of the Company's debt in the first quarter of 2025. These decreases were partially offset by a $1.8 million increase in loss on debt extinguishment in the first quarter of 2025 following the Company's termination of its Revolving Credit Facility 2023, a $0.3 million decrease in non-operating income related to the Company's equity method investment in ACJV,

LLC and a $0.2 million decrease in interest income.

Known Trends and Uncertainties

ESA Party beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In the second quarter of 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. In accordance with the 2019 ESA Amendment, the price for the time sold to Cinemark's beverage supplier increases at a fixed rate of 2.0% each year. Beginning in 2026 and in accordance with the 2025 AMC Agreement, the time sold to AMC's beverage supplier will also increase at a fixed rate of 2.0% each year.

Theater exhibition fees—In consideration for the Company’s access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘Theater exhibition fees’ in the unaudited Condensed Consolidated Statement of Operations.

Recently enacted tax legislation—On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. As a result of the enactment of H.R. 1, the Company anticipates an impact to the deferred tax liability related to the provisions for 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest and principal payments on our 2025 Credit Facility, if any, income tax payments, TRA payments to Cinemark and available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark in the event Cinemark holds NCM LLC membership units, as well as the amount of dividends to NCM, Inc.’s common stockholders.

On January 24, 2025, NCM LLC, as borrower, entered into the 2025 Credit Facility with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding, as of December 26, 2024, and terminated all commitments under its Revolving Credit Facility 2023 (as defined below), and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of June 26, 2025, NCM LLC had not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 26, 2025	December 26, 2024	June 27, 2024	YE 2024 to Q2 2025	Q2 2024 to Q2 2025
Cash, cash equivalents and marketable securities (1)	$37.2	$75.2	$53.8	$(38.0)	$(16.6)
2025 Credit Facility availability (2)	44.4	—	—	44.4	44.4
Revolving Credit Facility 2023 availability (3)	—	44.4	44.4	(44.4)	(44.4)
Total liquidity	$81.6	$119.6	$98.2	$(38.0)	$(16.6)

(1)
Included in cash, cash equivalents and marketable securities as of June 26, 2025, December 26, 2024 and June 27, 2024, was $18.2 million, $63.5 million and $51.9 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of June 26, 2025. As of June 26, 2025, the amount available under the 2025 Credit Facility in the table above is net letters of credit of $0.6 million.
(3)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which was subject to fluctuations in the underlying assets, was $55.0 million as of June 26, 2025.

As of June 26, 2025, the weighted average remaining maturity of our debt facility was 2.6 years. However, no amount has been drawn on the 2025 Credit Facility as of June 26, 2025. If drawn upon, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Six Months Ended
	June 26, 2025	June 27, 2024
Operating cash flow	$1.1	$31.8
Investing cash flow	$(2.4)	$(2.4)
Financing cash flow	$(36.5)	$(10.2)

•
Operating Activities. The $30.7 million decrease in cash provided by operating activities for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024, was due to 1) $17.5 million decrease in accounts receivable collections inline with the decrease in revenue, 2) an $8.3 million decrease in the change in deferred revenue inline with the decrease in revenue, 3) a $5.6 million decrease in net loss adjusted for non-cash items and 4) a $1.3 million increase in the payments to ESA Parties under the tax receivable agreement. These decreases in cash provided by operating activities were partially offset by a $2.3 million increase in the change in ESA amounts due to/from for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.
•
Investing Activities. The cash used in investing activities remained consistent for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024.
•
Financing Activities. The $26.3 million increase in cash used in financing activities for the six months ended June 26, 2025, as compared to the six months ended June 27, 2024, was primarily due to the $10.0 million repayment of the Revolving Credit Facility 2023, a $9.5 million increase in payments made to repurchase shares of NCM, Inc.'s common stock, the $5.4 million increase in payment of dividends, a $1.5 million increase in payments of debt issuance costs associated with the termination of the Revolving Credit Facility 2023 and commencement of the Credit Facility 2025 and $0.6 million increase in repurchase of stock for restricted stock tax withholding. These increases were partially offset by the $0.7 million decrease in cash redemptions of NCM LLC common membership units during the six months ended June 26, 2025, compared to the six months ended June 27, 2024.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances, which as of June 26, 2025, were $37.2 million (including $18.2 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are cash provided by its operating activities, availability under the 2025 Credit Facility and cash on hand. The $18.2 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC, for the three months ended June 26, 2025, was calculated as approximately negative $3.7 million, related entirely to NCM, Inc., as the only holder of NCM LLC units as of June 26, 2025. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. Any negative amounts can only be offset against positive available cash within the second quarter of future years, in accordance with the agreement. As of June 26, 2025, NCM LLC owed NCM, Inc. $14.8 million in deferred available cash distributions.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2025 Credit Facility) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company made an estimated TRA payment and will make a final TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. The Company also expects to make a TRA payment in 2026 for the 2025 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K, filed for the fiscal year ended December 26, 2024, and incorporated by reference herein. As of June 26, 2025, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of June 26, 2025, the Company has not drawn down on the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 26, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures, as of June 26, 2025, were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 26, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2023, the Bankruptcy Court entered an order authorizing NCM LLC’s entry into the Regal Advertising Agreement and the Regal Termination Agreement (the “Regal Order”). On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. On August 7, 2023, the conditions precedent to the Plan were satisfied and NCM LLC emerged from bankruptcy. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order, and a week later appealed the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. Following AMC and Cinemark’s consolidated appeal on the merits, the District Court for the Southern District of Texas confirmed the Confirmation Order and the Regal Order on August 13, 2024. On April 17, 2025, in connection with the 2025 AMC Agreement and the AMC Termination Agreement, AMC dismissed with prejudice its claims against NCM LLC, including those related to the Confirmation Order and the Regal Order. On June 10, 2025, the Fifth Circuit Court of Appeals delivered its opinion affirming the Bankruptcy Court’s and the District Court’s judgments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended June 26, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
March 28, 2025 through April 24, 2025	910,568	$5.88	823,598	(1)	$73.1	(1)
April 25, 2025 through May 22, 2025	668,303	$4.50	668,303	(1)	$69.7	(1)
May 23, 2025 through June 26, 2025	304,825	$5.07	304,825	(1)	$68.1	(1)
Total for the quarter ended June 26, 2025	1,883,696	$5.48	1,796,726	(1)	$68.1	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. The below sets forth written trading plans adopted by certain director and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended June 26, 2025. All of these plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act ( a "Rule 10b5-1 Plan") and were adopted during the quarterly trading window under our Insider Trading Policy, with no sales commencing under the plan until the completion of the required cooling off period under Rule 10b5-1. Other than as set forth below, during the three months ended June 26, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

On May 15, 2025, Maria V. Woods, our EVP - General Counsel and Secretary, adopted a Rule 10b5-1 Plan to sell up to 59,865 shares, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on May 29, 2026, unless terminated sooner in accordance with its terms.

On May 22, 2025, Catherine Sullivan, our President - Sales, Marketing & Partnerships, adopted a Rule 10b5-1 Plan to sell up to 53,030 shares. The plan expires on June 1, 2026, unless terminated sooner in accordance with its terms.

On June 25, 2025, Thomas F. Lesinski, our Chief Executive Officer, adopted a Rule 10b5-1 Plan to sell up to 30,971 shares, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on September 25, 2026, unless terminated sooner in accordance with its terms.

Item 6. Exhibits

Exhibit	Reference	Description
10.1	(1)*	Second Amended and Restated Exhibitor Services Agreement, dated April 17, 2025, between National CineMedia, LLC, American Multi-Cinema, Inc., Muvico, LLC, and the other parties thereto
10.2	(2)*	Joint Venture Termination and Settlement Agreement, dated April 17, 2025, between American Multi-Cinema, Inc., National CineMedia, LLC, and National CineMedia, Inc.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2025

(2) Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2025

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 5, 2025	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2025	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)