Form 10-Q
period 2025-09-25
National CineMedia, Inc.
filed 2025-10-30
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2025

or

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

As of October 28, 2025, 93,831,167 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	September 25, 2025	December 26, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29.9	$75.1
Restricted cash	3.0	3.0
Short-term marketable securities	—	0.1
Receivables, net of allowance of $1.1 and $1.2, respectively	59.1	85.3
Amounts due from ESA Parties	—	10.6
Prepaid expenses and other current assets	3.7	3.8
Total current assets	95.7	177.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $8.0 and $4.8, respectively	17.1	16.4
Intangible assets, net of accumulated amortization of $78.3 and $52.8, respectively	314.4	350.8
Other investments	7.1	3.8
Debt issuance costs, net	0.8	1.6
Other assets	16.8	18.1
Total non-current assets	356.2	390.7
TOTAL ASSETS	$451.9	$568.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$3.4	$3.8
Payable under the TRA	4.1	4.1
Accrued expenses	2.2	1.6
Accrued payroll and related expenses	8.4	15.6
Accounts payable	20.8	23.0
Deferred revenue	9.6	23.6
Other current liabilities	2.0	1.8
Total current liabilities	50.5	73.5
NON-CURRENT LIABILITIES:
Long-term debt	—	10.0
Payable under the TRA	38.4	59.9
Long-term lease liabilities	11.0	12.5
Other long-term liabilities	1.5	1.5
Total non-current liabilities	50.9	83.9
Total liabilities	101.4	157.4
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 93,722,031 and 95,755,491 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	134.5	127.8
Retained earnings	213.5	280.9
Total NCM, Inc. stockholders’ equity	350.5	411.2
Noncontrolling interests	—	—
Total equity	350.5	411.2
TOTAL LIABILITIES AND EQUITY	$451.9	$568.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
REVENUE	$63.4	$62.4	$150.0	$154.5
OPERATING EXPENSES:
Network operating costs	3.2	3.3	9.4	10.6
Theater exhibition fees	32.3	32.9	84.9	82.1
Selling and marketing costs	10.1	10.1	30.6	29.6
Administrative and other costs	10.6	12.9	34.0	39.8
Depreciation expense	1.1	1.2	3.3	3.4
Amortization expense	7.9	9.5	25.5	28.4
Total	65.2	69.9	187.7	193.9
OPERATING LOSS	(1.8)	(7.5)	(37.7)	(39.4)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.1	0.4	0.4	1.3
Interest income	(0.3)	(0.7)	(1.2)	(1.7)
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(3.1)	(3.0)	1.6	9.3
Loss on debt extinguishment	—	—	1.8	—
Other non-operating income, net	(0.1)	(0.6)	(0.4)	(1.3)
Total	(3.4)	(3.9)	2.2	7.6
INCOME (LOSS) BEFORE INCOME TAXES	1.6	(3.6)	(39.9)	(47.0)
Income tax expense	—	—	—	—
CONSOLIDATED NET INCOME (LOSS)	1.6	(3.6)	(39.9)	(47.0)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	1.6	(3.6)	(39.9)	(47.0)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$1.6	$(3.6)	$(39.9)	$(47.0)

NET INCOME (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$0.02	$(0.04)	$(0.42)	$(0.49)
Diluted	$0.02	$(0.04)	$(0.42)	$(0.49)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,701,506	95,221,502	94,354,866	96,183,328
Diluted	94,311,340	95,221,502	94,354,866	96,183,328

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Nine Months Ended
	September 25, 2025	September 26, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(39.9)	$(47.0)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	3.3	3.4
Amortization expense	25.5	28.4
Non-cash share-based compensation	7.3	9.2
Amortization of debt issuance costs	0.3	0.6
Loss on extinguishment of debt	1.8	—
Non-cash loss on re-measurement of the payable under the tax receivable agreement	1.6	9.3
Non-cash consideration received for advertising services	(1.3)	—
Other	—	(0.6)
ESA integration and other encumbered theater payments	0.7	0.9
Payments to the ESA Parties under the tax receivable agreement	(1.3)	—
Proceeds received from equity method investment	0.5	—
Changes in operating assets and liabilities:
Receivables, net	25.9	33.2
Accounts payable and accrued expenses	(9.9)	(9.8)
ESA amounts due to/from, net	(0.5)	(2.1)
Prepaid expenses	0.2	(0.7)
Deferred revenue	(14.0)	4.7
Other, net	(0.1)	0.3
Net cash provided by operating activities	0.1	29.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.4)	(3.4)
Purchase of cost method investment	(2.0)	—
Purchase of intangible asset	(0.4)	—
Purchases of marketable securities	—	(0.1)
Proceeds received from equity method investment	—	0.6
Net cash used in investing activities	(5.8)	(2.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(8.5)	(0.3)
Purchases of NCM, Inc.'s common stock	(18.7)	(11.1)
Cash redemption of NCM LLC common membership units	—	(0.7)
Proceeds from revolving credit facility	10.0	—
Repayment of revolving credit facility	(20.0)	—
Payment of debt issuance costs	(1.5)	—
Repurchase of stock for restricted stock tax withholding	(0.6)	—
Other financing activities	(0.2)	—
Net cash used in financing activities	(39.5)	(12.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(45.2)	14.8
Cash, cash equivalents and restricted cash at beginning of period	78.1	37.6
Cash, cash equivalents and restricted cash at end of period	$32.9	$52.4

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 25, 2025	September 26, 2024
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$0.7
Right of use assets obtained in exchange for lease liabilities	$—	$8.5
Increase in dividend equivalent accrual not requiring cash in the period	$0.3	$—
Cost method investment obtained in exchange for advertising inventory	$1.3	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.2	$(0.7)
Cash paid for income taxes	$—	$(0.1)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Interest
Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—
Purchases of NCM, Inc.'s common stock	(1.9)	(304,901)	—	—	—	—	(1.9)	—
Comprehensive loss, net of tax	(3.6)	—	—	—	—	—	(3.6)	—
Share-based compensation issued, net of tax	—	150,284	—	—	—	—	—	—
Share-based compensation expensed/capitalized	3.1	—	—	—	—	3.1	—	—
Balance—September 26, 2024	$385.5	95,084,232	$2.5	50	$—	$124.7	$258.3	$—

Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—
Comprehensive income, net of tax	1.6	—	—	—	—	—	1.6	—
Share-based compensation issued, net of tax	0.1	298,011	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	1.7	—	—	—	—	1.7	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—
Balance—September 25, 2025	$350.5	93,722,031	$2.5	50	$—	$134.5	$213.5	$—

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Interest
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(11.4)	(2,224,488)	(0.1)	—	—	—	(11.3)	—
Comprehensive loss, net of tax	(47.0)	—	—	—	—	—	(47.0)	—
Share-based compensation issued, net of tax	0.1	471,681	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	9.2	—	—	—	—	9.2	—	—
Balance—September 26, 2024	$385.5	95,084,232	$2.5	50	$—	$124.7	$258.3	$—

Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(18.8)	(3,252,394)	—	—	—	—	(18.8)	—
Comprehensive loss, net of tax	(39.9)	—	—	—	—	—	(39.9)	—
Share-based compensation issued, net of tax	(0.6)	1,218,934	—	—	—	(0.6)	—	—
Share-based compensation expensed/capitalized	7.3	—	—	—	—	7.3	—	—
Cash dividends declared of $0.09 per share	(8.7)	—	—	—	—	—	(8.7)	—
Balance—September 25, 2025	$350.5	93,722,031	$2.5	50	$—	$134.5	$213.5	$—

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

The Company has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain network affiliates, including Regal, which grant the Company the exclusive right in their respective theaters to sell advertising, subject to limited exceptions. As of September 25, 2025, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 15.9 years. The network affiliate agreements expire at various dates between January 2026 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 12.1 years as of September 25, 2025.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date”), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan and also referred to as the "Revolving Credit Facility 2023") to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 25, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of September 25, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing, the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Other Developments

Following redemptions of their outstanding membership units in 2022 and 2023, Cinemark and AMC's ownership interests in NCM LLC were reduced to 0.0%. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. During the quarter ended March 27, 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. During the quarter ended March 27, 2025, Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment. AMC returned all of their units during the quarter ended June 26, 2025 to partially settle the negative common membership unit adjustment. As of September 25, 2025, AMC and Cinemark hold no ownership interest in NCM LLC and, in accordance with the AMC Termination Agreement (as defined below), AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive common membership units. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure distributed in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waived AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases, as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the quarter ended June 26, 2025, NCM LLC released $21.6 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments, and released the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC, and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 4—Intangible Assets, Note 7—Income Taxes, and Note 8—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provided for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of September 25, 2025, NCM LLC has no outstanding borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our lobby network ("LEN"), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through the NCMx™ suite of products and through NCM’s digital gaming products, which can be played on the mobile apps and through partnerships with certain internet platforms. Further, the Company sells advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company’s trade receivables and unbilled receivables balances is accounted for through the allowance for credit losses, a contra asset account which reduces the net receivables balance. The allowance for credit losses balance is determined by pooling the Company’s receivables with similar risk characteristics, specifically by type of customer (national or local/regional) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies, sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.

The Company had one agency through which it sourced advertising revenue that accounted for 11.2% of the Company’s gross outstanding receivable balance, as of September 25, 2025, and had one agency through which it sourced advertising revenue that accounted for 14.7% of the Company's gross outstanding receivable balance as of December 26, 2024. During the three and nine months ended September 25, 2025, and the three and nine months ended September 26, 2024, the Company had no customers that accounted for more than 10.0% of the Company's revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record losses related to long-lived assets during the three months ended September 25, 2025 and September 26, 2024, or the nine months ended September 25, 2025 and September 26, 2024, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense if management changes its estimate of the number of restricted stock units expected to vest in a specific period. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and nine months ended September 25, 2025 and September 26, 2024, 0.0 million, 0.0 million, 1.5 million and 6.4 million restricted stock units were granted, respectively. During the three and nine months ended September 25, 2025 and September 26, 2024, 0.3 million, 0.2 million, 1.3 million and 0.5 million restricted stock units vested, respectively. Additionally, the Company recorded $1.7 million, $3.1 million, $7.3 million and $9.2 million in share-based compensation expense during the three and nine months ended September 25, 2025 and September 26, 2024, respectively, within ‘Network operating costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Balance Sheets. Certain awards were modified in the nine months ended September 25, 2025 resulting in incremental share-based compensation expense of $0.0 million and $0.4 million during the three and nine months ended September 25, 2025, respectively.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.0 million, 0.3 million, 3.3 million and 2.2 million shares repurchased on the open market during the three and nine months ended September 25, 2025 and September 26, 2024, respectively. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $0.0 million, $1.9 million, $18.8 million and $11.3 million for the three and nine months ended September 25, 2025 and September 26, 2024, respectively. As of September 25, 2025, 5.8 million shares have been repurchased on the open market since the program's inception.

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only operating and reportable segment under the requirements of ASC 280—Segment Reporting. The Company’s Chief Executive Officer is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The accounting policies of the one operating and reportable segment are the same as those described in the summary of significant accounting policies. All segment revenues relate to services performed within the United States. The Company’s segment assets are generated and domiciled within the United States.

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

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three and nine months ended September 25, 2025 and September 26, 2024, were $1.0 million, $0.6 million, $3.4 million and $3.4 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Net income (loss) attributable to NCM, Inc.	$1.6	$(3.6)	$(39.9)	$(47.0)
NCM LLC equity issued for purchase of intangible asset	—	—	—	0.7
Income tax and other impacts of subsidiary ownership changes	—	—	—	0.1
Cash redemption of NCM LLC common membership units	—	—	—	(0.7)
Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$1.6	$(3.6)	$(39.9)	$(46.9)

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and nine months ended September 25, 2025.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internally developed software costs. Under the new guidance, the accounting will better align with how software is developed and eliminates the stage-based rules by establishing a principles-based framework consistent with modern software development practices. This guidance is effective for issuances on and after December 15, 2027. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has one significant customer contract with a term in excess of one year that is noncancellable as of September 25, 2025. The remaining performance obligation under this contract is $2.8 million as of September 25, 2025 and represents commitments for future advertising services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under this contract within the next 18 months. Agreements with a duration of less than one year or are longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

Disaggregation of Revenue

The Company disaggregates revenue into the categories of national; local and regional and beverage concessionaire based upon a combination of multiple factors including the type of customer, the products included within a contract and the geographic scope. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the three and nine months ended September 25, 2025 and September 26, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
National advertising revenue	$49.9	$46.8	$118.5	$117.9
Local and regional advertising revenue	9.6	11.4	20.8	26.5
ESA advertising revenue from beverage concessionaire agreements	3.9	4.2	10.7	10.1
Total revenue	$63.4	$62.4	$150.0	$154.5

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized in the nine months ended September 25, 2025 that was included within the ‘Deferred revenue’ balance as of December 26, 2024, was $22.7 million. As of September 25, 2025 and December 26, 2024, the Company had $3.6 million and $2.5 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Balance Sheets.

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that the use of two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for credit losses balances for the nine months ended September 25, 2025 and September 26, 2024, respectively, were as follows (in millions):

	Nine Months Ended
	September 25, 2025		September 26, 2024
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.2	$1.0	$0.1	$1.3
Provision for bad debt	(0.1)	0.3	0.4	0.1
Write-offs, net	—	(0.3)	(0.4)	(0.4)
Balance at end of period	$0.1	$1.0	$0.1	$1.0

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Net income (loss) attributable to NCM, Inc. (in millions)	$1.6	$(3.6)	$(39.9)	$(47.0)
Weighted average shares outstanding:
Basic	93,701,506	95,221,502	94,354,866	96,183,328
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	609,834	—	—	—
Diluted	94,311,340	95,221,502	94,354,866	96,183,328
Income (loss) per NCM, Inc. share:
Basic	$0.02	$(0.04)	$(0.42)	$(0.49)
Diluted	$0.02	$(0.04)	$(0.42)	$(0.49)

The effect of the 0, 19,566, 1,160, and 6,522 weighted average exchangeable NCM LLC common units held by AMC, for the three and nine months ended September 25, 2025 and September 26, 2024, respectively, have been excluded from the calculation of diluted weighted average shares and income (loss) per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 6,028,264, 6,553,890, 6,028,264, and 6,553,890 stock options and non-vested restricted stock units for the three and nine months ended September 25, 2025 and September 26, 2024, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC (through April 17, 2025) and Cinemark based on theater additions, new builds or dispositions during the previous year. In addition, NCM LLC’s Common Unit Adjustment Agreement required that a Common Unit Adjustment occur for either AMC or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. In the event that the adjustment was negative and either AMC or Cinemark did not have sufficient common membership units to return, the adjustment was satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. Upon the issuance of common membership units, the Company recorded an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. Subsequent to April 17, 2025 and in

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accordance with the AMC Termination Agreement, AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive NCM LLC Common Units.

During the first quarter of 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment. In connection with the Common Unit Adjustment Agreement and the AMC Termination Agreement, AMC returned all of its units and was forgiven any remaining negative common unit adjustment. These transactions resulted in a reduction of the intangible asset of $0.1 million during the nine months ended September 25, 2025. As of September 25, 2025, AMC and Cinemark held no ownership interest in NCM LLC.

During the second quarter of 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark, with a net impact of $0.7 million to the intangible asset. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024 while AMC’s ownership interest was de minimis.

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA party, AMC (through April 17, 2025) or Cinemark, may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to their on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC is no longer required to make integration payments, and the $10.6 million in accrued integration payments owed by AMC was forgiven. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the quarter ended June 26, 2025, in accordance with the lease modification guidance outlined in ASC 842—Leases. During the three and nine months ended September 25, 2025 and September 26, 2024, and prior to the effectiveness of the 2025 AMC Agreement, the Company recorded a reduction to net intangible assets of $0.0 million, $1.2 million, $0.6 million, and 2.2 million, respectively, related to integration and other Encumbered Theater payments. During the three and nine months ended September 25, 2025 and September 26, 2024, AMC and Cinemark paid a total of $0.2 million, $0.5 million, $0.7 million, and $0.9 million, respectively, in integration and Encumbered Theater payments.

As of September 25, 2025 and December 26, 2024, the Company’s intangible assets related to the ESA Party agreements were $189.9 million, net of accumulated amortization of $37.4 million, and $212.3 million, net of accumulated amortization of $26.3 million, respectively, with weighted average remaining lives of 15.4 years and 11.6 years, respectively.

As of September 25, 2025 and December 26, 2024, the Company’s intangible assets related to the network affiliate agreements were $65.0 million, net of accumulated amortization of $10.0 million, and $68.5 million, net of accumulated amortization of $6.5 million, respectively, with weighted average remaining lives of 13.9 years and 14.6 years, respectively.

As of September 25, 2025 and December 26, 2024, the Company’s intangible assets related to customer relationships were $48.2 million, net of accumulated amortization of $26.8 million, and $57.6 million, net of accumulated amortization of $17.4 million, respectively, with weighted average remaining lives of 3.9 years and 4.6 years, respectively.

As of September 25, 2025 and December 26, 2024, the Company’s intangible asset related to the trademark was $11.0 million, net of accumulated amortization of $4.0 million, and $12.4 million, net of accumulated amortization of $2.6 million, respectively, with weighted average remaining lives of 5.9 years and 6.6 years, respectively.

As of September 25, 2025, the Company’s intangible assets related to the datasets were $0.3 million, net of accumulated amortization of $0.1 million, with a weighted average remaining lives of 2.3 years. This asset was obtained during the quarter ended June 26, 2025.

The estimated aggregate amortization expense for the remainder of fiscal 2025 is $7.9 million, $31.5 million for fiscal years 2026 through 2027, and $31.4 million for fiscal year 2028.

5. RELATED PARTY TRANSACTIONS

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% each by AMC, Cinemark and Regal and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.7 million and $0.8 million as of September 25, 2025 and December 26, 2024, respectively. During the three and nine months ended September 25, 2025 and September 26, 2024, NCM LLC received cash and accrued distributions from AC JV, LLC of $0.4 million, $0.3 million, $0.5 million, and $0.6 million, respectively. Equity in earnings from AC JV, LLC were $0.1 million, $0.5 million, $0.4 million, and $1.2 million, for the three and nine months ended September 25, 2025 and September 26, 2024, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

6. BORROWINGS

The following table summarizes total outstanding debt, as of September 25, 2025 and December 26, 2024, and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 25, 2025	December 26, 2024	Maturity Date	Interest Rate
2025 Credit Facility	$—	$—	January 24, 2028	(1)
Revolving Credit Facility 2023	—	10.0	August 7, 2026	(2)
Total borrowings	—	10.0
Total borrowings, net	—	10.0
Carrying value of long-term debt	$—	$10.0

(1)
The interest rates on the 2025 Credit Facility are described below.
(2)
The interest rates on the Revolving Credit Facility 2023 are described below.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. During the nine months ended September 25, 2025 NCM LLC has drawn $10.0 million from the facility and repaid $10.0 million of the facility resulting in an outstanding balance under the 2025 Credit Facility of $0.0 million as of September 25, 2025. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of September 25, 2025, NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $44.4 million, net of letters of credit of $0.6 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at September 25, 2025, including limitations on NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility. As of September 25, 2025, the NCM LLC’s fixed charge coverage ratio was 5.4 to 1.0 (versus the required ratio of 1.50 to 1.00).

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

In connection with entering into the 2025 Credit Facility, NCM LLC repaid the $10.0 million balance outstanding in full and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. This resulted in a loss on debt extinguishment of $1.8 million within the nine months ended September 25, 2025.

7. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three and nine months ended September 25, 2025 and for the three and nine months ended September 26, 2024, resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of December 26, 2024 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of September 25, 2025, resulting in deferred tax expense of $0.0 million for the three months and nine months ended September 25, 2025 and the Company’s effective tax rate of 0.0%.

Adjustments to the Company's Payable under the TRA—In accordance with the AMC Termination Agreement, AMC waived all rights and interests as to the TRA and the Company reduced the 'Payable under the TRA' on the unaudited Condensed Consolidated Balance Sheets for the amounts recorded associated with AMC of $21.6 million. The cancellation of this payable was considered akin to a lease incentive related to the modification of the short-term operating lease of AMC's screens under ASC 842—Leases and it was recorded against the intangible asset for the ESA Parties upon the effectiveness of the AMC Termination Agreement within the nine months ended September 25, 2025. The adjustment will reduce amortization expense of the intangible over the remainder of its useful life, which is considered akin to lease expense.

Recently enacted tax legislation—On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company continues to maintain a full valuation allowance on its net deferred tax assets and this new legislation did not have a material impact on the Company.

8. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $10.9 million and short-term and long-term lease liabilities of $2.0 million and $11.0 million, respectively, on the balance sheet as of September 25, 2025, for all material leases with terms longer than twelve months. As of December 26, 2024, the Company had ROU assets of $12.2 million and short-term and long-term lease liabilities of $1.7 million and $12.5 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Long-term lease liabilities’, respectively, on the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

unaudited Condensed Consolidated Balance Sheets. As of September 25, 2025, the Company had a weighted average remaining lease term of 7.0 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 25, 2025, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 4.7%.

During the three and nine months ended September 25, 2025 and September 26, 2024, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended		Nine Months Ended
	September 25, 2025	September 26, 2024	September 25, 2025	September 26, 2024
Operating lease cost	$0.6	$0.5	$1.7	$1.8
Variable lease cost	—	—	0.1	0.2
Total lease cost	$0.6	$0.5	$1.8	$2.0

The Company made total lease payments of $0.6 million, $0.4 million, $1.6 million, and $1.6 million during the three and nine months ended September 25, 2025 and September 26, 2024, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to Cinemark in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases ("ASC 842") once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Under ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The Company recorded $4.3 million, $5.9 million, $14.6 million, and $17.6 million in amortization of these intangible assets in the three and nine months ended September 25, 2025 and September 26, 2024, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate's theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 25, 2025 and December 26, 2024, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs upon identification of a third-party vendor.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if the amount paid under the revenue share arrangement is less than the guaranteed amount. As of September 25, 2025, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $277.2 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees apply to various

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.6 million and $0.7 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 25, 2025 and December 26, 2024, respectively, within ‘Accounts payable’ in the unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees if the minimum theater attendance or revenue levels are not met by the affiliate.

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

Other investments consisted of the following (in millions):

	As of
	September 25, 2025	December 26, 2024
Investment in AC JV, LLC	$0.7	$0.8
Other investments	6.4	3.0
Total	$7.1	$3.8

As of September 25, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

Borrowings—The carrying amount of the Revolving Credit Facility 2023, as of December 26, 2024, was considered a reasonable estimate of fair value due to the respective floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The Company had no assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures as of September 25, 2025. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures, as of December 26, 2024, are as follows (in millions):

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

10. SUBSEQUENT EVENTS

Share Repurchase Program—Subsequent to the nine months ended September 25, 2025, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 117,185 additional shares were repurchased on the open market for $0.5 million. In accordance with ASC 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.

Dividend—On October 30, 2025, the Company declared a cash dividend of $0.03 per share (approximately $2.8 million in the aggregate) on each share of the Company’s common stock (not including outstanding restricted stock units which will accrue dividends until the shares vest) to stockholders of record on November 10, 2025 to be paid on November 26, 2025.

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

We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of September 25, 2025, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 96.4% of our network. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell data and digital advertising through the NCMx™ suite of products and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. As of September 25, 2025, 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 1.5 billion data sets as of September 25, 2025. We have long-term ESAs (approximately 15.9 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between January 2026 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 12.1 years as of September 25, 2025. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).

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

Recent Developments

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extends the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the quarter ended June 26, 2025, NCM LLC released $21.6 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments, and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs and the extension of the term of the ESA will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 4—Intangible Assets, Note 7—Income Taxes, and Note 8—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of September 25, 2025, NCM LLC has no outstanding borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.0 million, 0.3 million, 3.3 million and 2.2 million shares repurchased on the open market during the three and nine months ended September 25, 2025 and September 26, 2024, respectively. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $0.0 million, $1.9 million, $18.8 million and $11.3 million for the three and nine months ended September 25, 2025 and September 26, 2024. As of September 25, 2025, 5.8 million shares have been repurchased on the open market since the program's inception.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date’), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan and also referred to as the "Revolving Credit Facility 2023") to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 26, 2024.

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

As of September 25, 2025, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of September 25, 2025. On March 28, 2025, a final decree was entered by the Bankruptcy Court administratively closing the Chapter 11 Case. After this administrative closing the Bankruptcy Court will continue to have jurisdiction over the ongoing claims related to the Chapter 11 Case.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share, margin and screen data):

					% Change	% Change
	Q3 2025	Q3 2024	YTD 2025	YTD 2024	Q3 2024 to Q3 2025	2024 to 2025
Revenue	$63.4	$62.4	$150.0	$154.5	1.6%	(2.9%)
Operating expenses:
Network operating costs	3.2	3.3	9.4	10.6	(3.0%)	(11.3%)
Theater exhibition fees	32.3	32.9	84.9	82.1	(1.8%)	3.4%
Selling and marketing costs	10.1	10.1	30.6	29.6	0.0%	3.4%
Administrative and other costs	10.6	12.9	34.0	39.8	(17.8%)	(14.6%)
Depreciation expense	1.1	1.2	3.3	3.4	(8.3%)	(2.9%)
Amortization expense	7.9	9.5	25.5	28.4	(16.8%)	(10.2%)
Total operating expenses	65.2	69.9	187.7	193.9	(6.7%)	(3.2%)
Operating loss	(1.8)	(7.5)	(37.7)	(39.4)	(76.0%)	(4.3%)
Non-operating (income) expense, net	(3.4)	(3.9)	2.2	7.6	(12.8%)	(71.1%)
Net income (loss) attributable to NCM, Inc.	$1.6	$(3.6)	$(39.9)	$(47.0)	(144.4%)	(15.1%)

Net income (loss) per NCM, Inc. basic share	$0.02	$(0.04)	$(0.42)	$(0.49)	(150.0%)	(14.3%)
Net income (loss) per NCM, Inc. diluted share	$0.02	$(0.04)	$(0.42)	$(0.49)	(150.0%)	(14.3%)

Adjusted OIBDA	$10.2	$8.8	$1.9	$10.7	15.9%	(82.2%)
Adjusted OIBDA margin	16.1%	14.1%	1.3%	6.9%	14.1%	(81.7%)
Total theater attendance (in millions) (1)	108.7	121.6	296.4	290.2	(10.6%)	2.1%
Total screens	17,696	18,141
Total ESA Party screens	9,342	9,492

(1) Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are financial measures that are not calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and the Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, improves their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, workforce reorganization costs, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted AOIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q3 2025	Q3 2024	YTD 2025	YTD 2024
Operating loss	$(1.8)	$(7.5)	$(37.7)	$(39.4)
Depreciation expense	1.1	1.2	3.3	3.4
Amortization expense	7.9	9.5	25.5	28.4
Share-based compensation costs (1)	1.7	3.1	7.3	9.2
Workforce reorganization costs (2)	—	0.2	0.3	3.1
System optimization costs (3)	1.5	0.1	1.8	0.1
Satellite transition costs (4)	—	0.2	—	0.5
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (5)	(0.2)	2.0	1.4	5.4
Adjusted OIBDA	$10.2	$8.8	$1.9	$10.7
Total revenue	$63.4	$62.4	$150.0	$154.5
Operating margin	(2.8%)	(12.0%)	(25.1%)	(25.5%)
Adjusted OIBDA margin	16.1%	14.1%	1.3%	6.9%

(1)
Share-based compensation costs are included in 'network operating costs', 'selling and marketing costs' and 'administrative and other costs' in the Company's unaudited Condensed Consolidated Financial Statements.
(2)
Workforce reorganization costs represent eliminated positions and redundancy costs associated with changes to the Company’s workforce, as well as related office relocations.
(3)
System optimization costs represent costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in the third quarter of 2024 and an assessment of operating efficiencies beginning in the third quarter of 2025.
(4)
One-time costs of transitioning satellite providers during 2024.
(5)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses. Actual expenses related to the first six months of 2025 were ultimately less than management's accrued estimate, resulting in a negative adjustment in the third quarter of 2025.

Basis of Presentation

The results of operations data for the three months ended September 25, 2025 (third quarter of 2025) and September 26, 2024 (third quarter of 2024) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

Third Quarter of 2025 and Third Quarter of 2024.

Revenue. Total revenue increased $1.0 million, or 1.6%, from $62.4 million for the third quarter of 2024 to $63.4 million for the third quarter of 2025. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2025	Q3 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
National advertising revenue	$49.9	$46.8	$3.1	6.6%
Local and regional advertising revenue	9.6	11.4	(1.8)	(15.8)%
ESA Party advertising revenue from beverage concessionaire agreements	3.9	4.2	(0.3)	(7.1)%
Total revenue	$63.4	$62.4	$1.0	1.6%

The following table shows data on theater attendance and revenue per attendee for the third quarter of 2025 and 2024:

			% Change
	Q3 2025	Q3 2024	Q3 2024 to Q3 2025
National advertising revenue per attendee	$0.459	$0.385	19.3%
Local and regional advertising revenue per attendee	$0.088	$0.094	(5.8)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.547	$0.479	14.4%
Total revenue per attendee	$0.583	$0.513	13.7%
Total theater attendance (in millions) (1)	108.7	121.6	(10.6)%

________________________________________________________

(1) Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.

National advertising revenue. National advertising revenue increased by $3.1 million, or 6.6%, from $46.8 million for the third quarter of 2024 to $49.9 million for the third quarter of 2025. The increase in national advertising revenue was primarily due to a 41.9% increase in national advertising utilization, partially offset by a 10.6% decrease in network attendance in the third quarter of 2025, as compared to the third quarter of 2024. In order to increase utilization and better monetize attendance, the Company strategically decreased national advertising CPMs by 14.4% in the third quarter of 2025, as compared to the third quarter of 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $1.8 million, or 15.8%, from $11.4 million for the third quarter of 2024 to $9.6 million for the third quarter of 2025. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the healthcare, professional and trade and retail and apparel categories for the third quarter of 2025, as compared to the third quarter of 2024. These decreases were partially offset by an increase in contract activity and size within the travel and government categories in the third quarter of 2025, as compared to the third quarter of 2024.

ESA Party beverage revenue. ESA Party beverage revenue decreased by $0.3 million, or 7.1%, from $4.2 million for the third quarter of 2024 to $3.9 million for the third quarter of 2025. The decrease in ESA Party beverage revenue was primarily due to a 8.3% decrease in ESA Party attendance in the third quarter of 2025, as compared to the third quarter of 2024.

Operating expenses. Total operating expenses decreased $4.7 million, or 6.7%, from $69.9 million for the third quarter of 2024 to $65.2 million for the third quarter of 2025. The following table shows the changes in operating expense for the third quarter of 2025 (in millions):

			$ Change	% Change
	Q3 2025	Q3 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
Network operating costs	$3.2	$3.3	$(0.1)	(3.0)%
Theater exhibition fees	32.3	32.9	(0.6)	(1.8)%
Selling and marketing costs	10.1	10.1	0.0	0.0%
Administrative and other costs	10.6	12.9	(2.3)	(17.8)%
Depreciation expense	1.1	1.2	(0.1)	(8.3)%
Amortization expense	7.9	9.5	(1.6)	(16.8)%
Total operating expenses	$65.2	$69.9	$(4.7)	(6.7)%

Network operating costs. Network operating costs decreased $0.1 million, or 3.0%, from $3.3 million for the third quarter of 2024 to $3.2 million for the third quarter of 2025.

Theater exhibition fees. Theater exhibition fees decreased by $0.6 million, or 1.8%, from $32.9 million for the third quarter of 2024 to $32.3 million for the third quarter of 2025. The decrease was primarily related to a $2.4 million decrease due to the

10.6% decrease in network attendance and a $0.1 million decrease related to the number of active screens in the third quarter of 2025, as compared to the third quarter of 2024. These decreases were partially offset by a $1.6 million increase driven by contractual rate increases within our exhibitor agreements for the third quarter of 2025, as compared to the third quarter of 2024, and the rate increases within the 2025 AMC Agreement entered into in April of 2025.

Selling and marketing costs. Selling and marketing costs remained at $10.1 million for the third quarter of 2025, consistent with $10.1 million for the third quarter of 2024. This was primarily due to a $0.5 million decrease in personnel related costs partially due to a decrease in performance-based compensation in the third quarter of 2025, as compared to the third quarter of 2024. This decrease was partially offset by a $0.3 million increase in variable costs associated with certain sales partnerships in the third quarter of 2025, as compared to the third quarter of 2024.

Administrative and other costs. Administrative and other costs decreased $2.3 million, or 17.8%, from $12.9 million for the third quarter of 2024 to $10.6 million for the third quarter of 2025. The decrease was primarily due to a $2.5 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $1.1 million decrease in stock-based compensation expense due to the grant of the one time management equity incentive plan in the first quarter of 2024, compared to normalized grant activity in 2025, and a $0.8 million decrease in performance-based compensation expense driven by the decrease in the Company's projected performance as compared to compensation targets, in the third quarter of 2025, as compared to the third quarter of 2024. These decreases were partially offset by a $1.5 million increase in system optimization costs and a $0.3 million increase in cloud computing expenses in the third quarter of 2025, as compared to the third quarter of 2024.

Depreciation expense. Depreciation expense decreased $0.1 million, or 8.3%, from $1.2 million for the third quarter of 2024, to $1.1 million for the third quarter of 2025.

Amortization expense. Amortization expense decreased $1.6 million, or 16.8%, from $9.5 million for the third quarter of 2024 to $7.9 million for the third quarter of 2025. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025 as further discussed in Note 4—Intangible Assets and Note 7—Income Taxes.

Non-operating income. Total non-operating income decreased $0.5 million, or 12.8%, from $3.9 million for the third quarter of 2024 to $3.4 million for the third quarter of 2025. The following table shows the changes in non-operating income for the third quarter of 2025 and the third quarter of 2024 (in millions):

			$ Change	% Change
	Q3 2025	Q3 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
Interest on borrowings	$0.1	$0.4	$(0.3)	(75.0)%
Interest income	(0.3)	(0.7)	0.4	(57.1)%
Gain on the re-measurement of the payable under the tax receivable agreement	(3.1)	(3.0)	(0.1)	(100.0)%
Other non-operating income, net	(0.1)	(0.6)	0.5	(83.3)%
Total non-operating income, net	$(3.4)	$(3.9)	$0.5	(12.8)%

The decrease in non-operating income was primarily due to a $0.5 million decrease in other non-operating income related to the Company's equity method investment in ACJV, LLC and a $0.4 million decrease in interest income in the third quarter of 2025, compared to the third quarter of 2024. These decreases were partially offset by a $0.3 million decrease in interest expense in the third quarter of 2025, compared to the third quarter of 2024 due to the termination of all of the Company's outstanding debt in the first quarter of 2025.

Nine months ended September 25, 2025 and September 26, 2024

Revenue. Total revenue decreased $4.5 million, or 2.9%, from $154.5 million for the nine months ended September 26, 2024 to $150.0 million for the nine months ended September 25, 2025. The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2025	September 26, 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
National advertising revenue	$118.5	$117.9	$0.6	0.5%
Local and regional advertising revenue	20.8	26.5	(5.7)	(21.5)%
ESA Party advertising revenue from beverage concessionaire agreements	10.7	10.1	0.6	5.9%
Total revenue	$150.0	$154.5	$(4.5)	(2.9)%

The following table shows data on theater attendance and revenue per attendee for the nine months ended September 25, 2025 and September 26, 2024:

	Nine Months Ended		% Change
	September 25, 2025	September 26, 2024	Q3 2024 to Q3 2025
National advertising revenue per attendee	$0.400	$0.406	(1.6)%
Local and regional advertising revenue per attendee	$0.070	$0.091	(23.2)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.470	$0.498	(5.5)%
Total revenue per attendee	$0.506	$0.532	(4.9)%
Total theater attendance (in millions) (1)	296.4	290.2	2.1%

________________________________________________________

(1) Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.

National advertising revenue. National advertising revenue increased by $0.6 million, or 0.5%, from $117.9 million for the nine months ended September 26, 2024 to $118.5 million for the nine months ended September 25, 2025. The increase in national advertising revenue was primarily due to a 17.0% increase in national advertising utilization, as well as a 2.1% increase in network attendance in the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024. Macroeconomic uncertainty negatively affected advertisers' willingness to spend in the first six months of 2025 across the advertising industry. To improve utilization and better monetize attendance, the Company strategically decreased national advertising CPMs by 15.6% in the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $5.7 million, or 21.5%, from $26.5 million for the nine months ended September 26, 2024 to $20.8 million for the nine months ended September 25, 2025. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the healthcare, professional and trade and retail and apparel categories in the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024 due in part to macroeconomic uncertainty which negatively affected advertisers' willingness to spend in the first six months of 2025 across the advertising industry. The decreases within these categories were partially offset by an increase in contract activity and size within the travel and government categories in the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024.

ESA Party beverage revenue. ESA Party beverage revenue increased $0.6 million, or 5.9%, from $10.1 million for the nine months ended September 26, 2024 to $10.7 million for the nine months ended September 25, 2025. The increase in ESA Party beverage revenue was primarily due to a 4.4% increase in ESA Party attendance for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024, as well as contractual rate increases within the ESAs.

Operating expenses. Total operating expenses decreased $6.2 million, or 3.2%, from $193.9 million for the nine months ended September 26, 2024 to $187.7 million for the nine months ended September 25, 2025. The following table shows the changes in operating expense for the nine months ended September 25, 2025 and September 26, 2024 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2025	September 26, 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
Network operating costs	$9.4	$10.6	$(1.2)	(11.3)%
Theater exhibition fees	84.9	82.1	2.8	3.4%
Selling and marketing costs	30.6	29.6	1.0	3.4%
Administrative and other costs	34.0	39.8	(5.8)	(14.6)%
Depreciation expense	3.3	3.4	(0.1)	(2.9)%
Amortization expense	25.5	28.4	(2.9)	(10.2)%
Total operating expenses	$187.7	$193.9	$(6.2)	(3.2)%

Network operating costs. Network operating costs decreased $1.2 million, or 11.3%, from $10.6 million for the nine months ended September 26, 2024 to $9.4 million for the nine months ended September 25, 2025. The decrease in network operating costs was primarily due to a $0.5 million decrease in personnel-related expenses driven by a decrease in performance-based compensation, a $0.3 million decrease in costs associated with our digital offerings resulting from the decrease in revenue for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024 and $0.3 million in one-time satellite transition costs incurred in the nine months ended September 26, 2024.

Theater exhibition fees. Theater exhibition fees increased $2.8 million, or 3.4%, from $82.1 million for the nine months ended September 26, 2024 to $84.9 million for the nine months ended September 25, 2025. The increase in theater exhibition fees was primarily related to $2.4 million due to contractual rate increases due in part to the 2025 AMC Agreement, and $0.6 million due to a 2.1% increase in network attendance for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024. These increases were partially offset by a $0.3 million decrease related to the average number of active screens in the nine months ended September 25, 2025, compared to the nine months ended September 26, 2024.

Selling and marketing costs. Selling and marketing costs increased $1.0 million, or 3.4%, from $29.6 million for the nine months ended September 26, 2024 to $30.6 million for the nine months ended September 25, 2025. The increase in selling and marketing costs was primarily due to a $2.0 million increase in selling related expenses partly driven by the timing of our company-wide sales meeting, a $0.8 million increase in variable costs associated with certain sales partnerships and a $0.4 million increase in marketing research expenses due to an increase in research studies sold during the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024. These increases were partially offset by a $1.9 million decrease in personnel-related expenses primarily due to a decrease in performance-based compensation expense in line with the decrease in revenue, a decrease in severance expenses due to the workforce reorganization in the first quarter of 2024 and a decrease in stock-based compensation due to the grant of the one time management equity incentive plan in the first quarter of 2024, compared to normalized grant activity in 2025. The increases were also partially offset by a $0.4 million decrease in bad debt expense for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024.

Administrative and other costs. Administrative and other costs decreased $5.8 million, or 14.6%, from $39.8 million for the nine months ended September 26, 2024 to $34.0 million for the nine months ended September 25, 2025. The decrease is primarily due to a $2.9 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $2.2 million decrease in performance-based compensation expense primarily due to retention related expenses in 2024 related to the Chapter 11 proceedings, as well as a decrease in the Company's projected performance as compared to compensation targets, a $1.8 million decrease in severance expense following the non-renewal of the former President - Sales, Marketing and Partnerships' contract in the second quarter of 2024 and a $1.4 million decrease in stock-based compensation due to the grant of the one time management equity incentive plan in the first quarter of 2024, compared to normalized grant activity in 2025. These decreases were partially offset by a $1.1 million increase in system optimization costs, a $1.0 million increase in cloud computing expenses due to improvements made to our programmatic offerings for the nine months ended September 25, 2025, compared to the nine months ended September 26, 2024 and a $0.3 million increase in investor relation expenses due to the Company's investor day in March of 2025.

Depreciation expense. Depreciation expense decreased $0.1 million, or 2.9%, from $3.4 million for the nine months ended September 26, 2024 to $3.3 million for the nine months ended September 25, 2025.

Amortization expense. Amortization expense decreased $2.9 million, or 10.2%, from $28.4 million for the nine months ended September 26, 2024 to $25.5 million for the nine months ended September 25, 2025. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025, as further discussed in Note 4—Intangible Assets and Note 7—Income Taxes.

Non-operating expense. Total non-operating expense decreased $5.4 million, or 71.1%, from $7.6 million for the nine months ended September 26, 2024 to $2.2 million for the nine months ended September 25, 2025. The following table shows the changes in non-operating expense for the nine months ended September 26, 2024 and September 25, 2025 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2025	September 26, 2024	Q3 2024 to Q3 2025	Q3 2024 to Q3 2025
Interest on borrowings	$0.4	$1.3	$(0.9)	(69.2)%
Interest income	(1.2)	(1.7)	0.5	(29.4)%
Loss on the re-measurement of the payable under the tax receivable agreement	1.6	9.3	(7.7)	(82.8)%
Loss on debt extinguishment	1.8	—	1.8	100.0%
Other non-operating income, net	(0.4)	(1.3)	0.9	(69.2)%
Total non-operating expense, net	$2.2	$7.6	$(5.4)	(71.1)%

The decrease in non-operating expense was primarily due to a $7.7 million decrease in the loss on the re-measurement of the payable under the tax receivable agreement largely due to the addition of two years of estimates in management's forecast for future years in 2024 following increased insight into the respective movie slates and market demand as compared to the addition of one new forecasted year in 2025 to replace the completed prior year within the calculation. The decrease is also due to a $0.9 million decrease in interest expense in the nine months ended September 25, 2025, compared to the nine months ended September 26, 2024, following the termination of all of the Company's debt in the first quarter of 2025. These decreases were partially offset by a $1.8 million increase in loss on debt extinguishment in the first quarter of 2025 following the Company's termination of its Revolving Credit Facility 2023, a $0.9 million decrease in non-operating income related to the Company's equity method investment in ACJV, LLC and a $0.5 million decrease in interest income.

Known Trends and Uncertainties

ESA Party beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In the nine months ended September 25, 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. Additionally, in 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. In accordance with the 2019 ESA Amendment, the price for the time sold to Cinemark's beverage supplier increases at a fixed rate of 2.0% each year. In accordance with the 2025 AMC Agreement, beginning in 2026, the time sold to AMC's beverage supplier will also increase at a fixed rate of 2.0% each year.

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

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest and principal payments on our 2025 Credit Facility, if any, income tax payments, TRA payments to Cinemark and available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark in the event Cinemark holds NCM LLC membership units, as well as the amount of dividends paid to NCM, Inc.’s common stockholders.

On January 24, 2025, NCM LLC, as borrower, entered into the 2025 Credit Facility with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding, as of December 26, 2024, and terminated all commitments under its Revolving Credit Facility 2023 (as defined below), and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of September 25, 2025, NCM LLC has no outstanding borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 25, 2025	December 26, 2024	September 26, 2024	YE 2024 to Q3 2025	Q3 2024 to Q3 2025
Cash, cash equivalents and marketable securities (1)	$29.9	$75.2	$49.5	$(45.3)	$(19.6)
2025 Credit Facility availability (2)	44.4	—	—	44.4	44.4
Revolving Credit Facility 2023 availability (3)	—	44.4	44.4	(44.4)	(44.4)
Total liquidity	$74.3	$119.6	$93.9	$(45.3)	$(19.6)

(1)
Included in cash, cash equivalents and marketable securities as of September 25, 2025, December 26, 2024 and September 26, 2024, was $11.6 million, $63.5 million and $45.5 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.

(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of September 25, 2025. As of September 25, 2025, the amount available under the 2025 Credit Facility in the table above is net of letters of credit of $0.6 million.
(3)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which was subject to fluctuations in the underlying assets, was $55.0 million prior to its extinguishment.

As of September 25, 2025, the weighted average remaining maturity of our debt facility was 2.3 years. As of September 25, 2025, NCM LLC has drawn $10.0 million from the facility and repaid $10.0 million of the facility, with no outstanding balance under the 2025 Credit Facility. All of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Nine Months Ended
	September 25, 2025	September 26, 2024
Operating cash flow	$0.1	$29.8
Investing cash flow	$(5.8)	$(2.9)
Financing cash flow	$(39.5)	$(12.1)

•
Operating Activities. The $29.7 million decrease in cash provided by operating activities for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024, was due to 1) an $18.7 million decrease in the change in deferred revenue, 2) $7.3 million decrease in accounts receivable collections inline with the decrease in revenue, 3) a $4.7 million increase in net loss adjusted for non-cash items, 4) a $1.3 million increase in the payments to ESA Parties under the tax receivable agreement, 5) a $0.4 million decrease in the change of other operating assets and liabilities and 6) a $0.2 million decrease in ESA integration and other encumbered theater payments received. These decreases in cash provided by operating activities were partially offset by a $1.6 million increase in the change in ESA amounts due to/from, a $0.9 million increase in the change in prepaid expenses and a $0.5 million increase in the proceeds received from equity method investments, as this was included within operating activities in the prior year, for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024.

•
Investing Activities. The $2.9 million increase in cash used by investing activities for the nine months ended September 25, 2025 , as compared to the nine months ended September 26, 2024, was due to a $2.0 million increase in purchases of cost method investments, a $0.6 million decrease in proceeds from equity method investments, as this is now included within operating activities, and a $0.4 million increase in purchases of intangible assets.

•
Financing Activities. The $27.4 million increase in cash used in financing activities for the nine months ended September 25, 2025, as compared to the nine months ended September 26, 2024, was primarily due to the $10.0 million repayment of the Revolving Credit Facility 2023 and a $10.0 million repayment of the 2025 Revolving Credit Facility, an $8.2 million increase in the payment of dividends, a $7.6 million increase in payments made to repurchase shares of NCM, Inc.'s common stock, a $1.5 million increase in payments of debt issuance costs associated with the termination of the Revolving Credit Facility 2023 and commencement of the Credit Facility 2025 and a $0.6 million increase in repurchase of stock for restricted stock tax withholding. These increases were partially offset by the $10.0 million drawdown on the 2025 Revolving Credit Facility and a $0.7 million decrease in cash redemptions of NCM LLC common membership units during the nine months ended September 25, 2025, compared to the nine months ended September 26, 2024.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances, which as of September 25, 2025, were $29.9 million (including $11.6 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are cash provided by its operating activities, availability under the 2025 Credit Facility and cash on hand. The $11.6 million of cash at NCM LLC will be used to fund operations and strategic investments. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC, for the three months ended September 25, 2025, was calculated as approximately positive $7.1 million, payable entirely to NCM, Inc., as the only holder of NCM LLC units as of September 25, 2025. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. Any negative amounts can only be offset against positive available cash within the second quarter of future years, in accordance with the agreement. As of September 25, 2025, NCM LLC owed NCM, Inc. $21.9 million in deferred available cash distributions.

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

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K, filed for the fiscal year ended December 26, 2024, and incorporated by reference herein. As of September 25, 2025, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of September 25, 2025, the Company has no balance outstanding on the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 25, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures, as of September 25, 2025, were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended September 25, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
June 27, 2025 through July 24, 2025	—	$—	—	(1)	$68.1	(1)
July 25, 2025 through August 28, 2025	—	$—	—	(1)	$68.1	(1)
August 29, 2025 through September 25, 2025	—	$—	—	(1)	$68.1	(1)
Total for the quarter ended September 25, 2025	—	$—	—	(1)	$68.1	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. The below sets forth written trading plans adopted by certain director and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended June 26, 2025. All of these plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act ( a "Rule 10b5-1 Plan") and were adopted during the quarterly trading window under our Insider Trading Policy, with no sales commencing under the plan until the completion of the required cooling off period under Rule 10b5-1. Other than as set forth below, during the three months ended September 25, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

On August 11, 2025, Ronnie Y. Ng, our Chief Financial Officer, amended his previously adopted Rule 10b5-1 Plan to amend the floor price, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on December 1, 2025, unless terminated sooner in accordance with its terms.

Item 6. Exhibits

Exhibit	Reference	Description
10.1	*	Second Amended and Restated Exhibitor Services Agreement, dated April 17, 2025, between National CineMedia, LLC, American Multi-Cinema, Inc., Muvico, LLC, and the other parties thereto
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	October 30, 2025	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2025	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)