Form 10-K
period 2026-01-01
National CineMedia, Inc.
filed 2026-02-26
CIK 1377630

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Based on the closing sales price on June 26, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $322,262,565.

As of February 20, 2026, 93,143,847 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

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
•
“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of NCM LLC’s original founding members (AMC, Cinemark and Regal) upon completion of the IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business and, in the case of the ESAs with Cinemark and Regal, were further amended on September 17, 2019 (the “2019 ESA Amendments”) to extend the terms of the ESAs and modify the program distributed by NCM LLC through its DCN for exhibition in Cinemark and Regal theaters. On July 14, 2023, Regal terminated their ESA with NCM LLC. On April 17, 2025, AMC amended their ESA with NCM, LLC by entering into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”).
•
“AMC” refers to AMC Entertainment Holdings, Inc. and its subsidiaries, National Cinema Network, Inc., which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., AMC Starplex, LLC, American Multi-Cinema, Inc., Muvico, LLC, and the other AMC parties to the ESA with NCM LLC.
•
“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which is a party to an ESA with NCM LLC.
•
“Regal” refers to Cineworld Group plc, Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which was a party to an ESA with NCM LLC until July 14, 2023, when Regal terminated their ESA. On July 14, 2023, Regal entered into a network affiliate agreement with NCM LLC.
•
“ESA Parties” refers to AMC and Cinemark. It additionally refers to Regal, for activity prior to July 14, 2023.
•
“Network affiliates” refers to certain third-party theater circuits with which NCM LLC has long-term network affiliate agreements, including with Regal after July 14, 2023.
•
“Spotlight” refers to Spotlight Cinema Networks, LLC and its subsidiary Storming Images North America, LLC, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors, which was acquired by NCM LLC on November 14, 2025. Spotlight is fully consolidated within NCM LLC and NCM, Inc. and included within references to “the Company”.
•
“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs, Spotlight acquisition and transition related costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case (each as defined herein).
•
“Adjusted OIBDA margin” is a non-GAAP financial measure calculated by dividing Adjusted OIBDA by total revenue.
•
“LEN” refers to NCM LLC’s Lobby Entertainment Network.
•
“CPM” is a basis for which advertising is sold by the cost per thousand viewers.
•
“DCN” refers to NCM LLC’s Digital Content Network.
•
“TRA” refers to the tax receivable agreement entered into by NCM, Inc. and the ESA Parties. Only Cinemark remains a party to the TRA following Regal's termination in July 14, 2023 and AMC's termination on April 17, 2025 as part of a separate termination agreement entered into concurrently with the 2025 AMC Agreement (the “AMC Termination Agreement”).

Market Information

Information regarding market share, market position and industry data pertaining to our business contained in this report consists of estimates based on data and reports compiled by industry professional organizations (including, but not limited to, the Motion Picture Association of America and the National Association of Theatre Owners) and analysts and our knowledge of our revenues and markets. Designated Market Area® is a registered trademark of Nielsen Media Research, Inc. (“Nielsen”). We take responsibility for compiling and extracting, but have not independently verified, market and industry data provided by third parties, or by industry or general publications, and take no further responsibility for such data. Similarly, while we believe our internal data is reliable, our data has not been verified by any independent sources, and we cannot assure you as to their accuracy.

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
•
Failure to effectively manage change to our strategy or continue our growth, including the benefits and synergies of any acquisitions or investments;
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
•
NCM LLC’s other member, their affiliates or our largest stockholder may have interests that differ from those of us or our public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;
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

PART I

Item 1. Business

The Company

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 41 leading national and regional theater circuits including all three national chains, AMC, Cinemark and Regal. NCM’s cinema advertising platform consists of more than 17,000 screens in over 1,300 theaters in 184 Designated Market Areas® (“DMA®”), including all of the top 50. In November of 2025, NCM extended its reach by acquiring Spotlight and the Spotlight Cinema Network, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. Spotlight and the Spotlight Cinema Network presents the CineLife® Show exclusively in 108 leading national and regional theater circuits consisting of more than 1,200 screens in over 200 theaters.

We derive revenue primarily from selling advertising to national, regional and local businesses through The Noovie Show and the CineLife Show, our cinema advertising and entertainment shows seen on movie screens across the U.S. Additionally, we generate revenue from the Lobby Entertainment Network or LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other promotional opportunities in theater lobbies. Beyond the theater, we extend our advertising reach through our NCMx™ suite of products, leveraging omnichannel retargeting across our owned digital properties, partnerships with third-party digital publishers and platforms, CTV and a variety of complementary out-of-home venues, such as convenience stores and college campuses, to engage entertainment audiences beyond the theater.

The Company has long-term ESAs with the ESA Parties and multi-year agreements with our network affiliates, which grant the Company exclusive rights in their respective theaters to sell advertising, subject to limited exceptions. The weighted average remaining term of the ESAs with the ESA Parties is approximately 15.6 years as of January 1, 2026. The network affiliate agreements within NCM's legacy network expire at various dates between March 31, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements of the NCM network is 11.8 years as of January 1, 2026.

Organization

NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC. NCM, Inc. has no business operations or material assets other than its cash and cash equivalents and ownership interest of 100.0% of the common membership units in NCM LLC as of January 1, 2026. In accordance with the Common Unit Adjustment Agreement, Cinemark has the right to potentially receive common membership units in NCM LLC in the future. Following the AMC Termination Agreement, AMC will no longer have the right to receive NCM LLC membership units as part of the Common Unit Adjustment Agreement. As of January 1, 2026, AMC and Cinemark have no ownership interest in NCM LLC.

NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC.

Recent Developments

Spotlight—On November 14, 2025, the Company acquired Spotlight, the only U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. The acquisition of Spotlight adds high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to our platform, unlocking new advertising and preshow entertainment inventory across theaters nationwide. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM’s national theater network and extend NCM’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increases NCM’s national market share by more than 6.0% and expands its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. The Company paid $8.2 million of purchase consideration to acquire 100.0% of the ownership of Spotlight. Spotlight was consolidated within the Company's financial statements for the period of November 15, 2025 through January 1, 2026. Refer to Footnote 5—Business Combinations for more information regarding the acquisition and consolidation of Spotlight.

AMC Advertising Agreement—On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extends the term of the ESA by five years, more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM

LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the quarter ended June 26, 2025, NCM LLC released $21.6 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments, and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and the exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs and the extension of the term of the ESA will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 6—Intangible Assets, Note 7 —Income Taxes, and Note 13—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

Debt Agreement—On January 24, 2025, NCM LLC entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024, terminated all commitments under its prior Loan, Security and Guarantee Agreement (the "Revolving Credit Facility 2023"), dated August 7, 2023, with CIT Northbridge Credit LLC, as agent, and paid a prepayment fee equal to 1.0% of the total commitment. The 2025 Credit Facility has reduced the Company’s overall interest expense, extended the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the 2023 Revolving Credit Facility. As of January 1, 2026, NCM LLC has $12.0 million outstanding under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. After the cancellation of Regal’s shares on August 7, 2023, there were 13,343,065 shares outstanding. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement discussed under "Chapter 11 Proceedings" below, as well as to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended January 1, 2026 and December 26, 2024, 4.1 million and 2.5 million shares were repurchased on the open market, respectively. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, the excess over par value paid, inclusive of direct costs, of $22.3 million and $13.4 million was recorded as a reduction to retained earnings for the year ended January 1, 2026 and December 26, 2024, respectively. As of January 1, 2026, 6.6 million shares have been repurchased on the open market since the program's inception.

Regal Advertising Agreement—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA with NCM LLC, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and the Company, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. In connection with their Chapter 11 process, Regal filed a motion to reject the ESA and NCM LLC filed an adversary proceeding against Regal. On June 3, 2023, following extensive negotiations, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan (as defined under “Chapter 11 Proceedings” below) and surrendered all shares of NCM, Inc.

common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. As of July 14, 2023, Regal is no longer an ESA Party of NCM, Inc. or NCM LLC and is presented within network affiliate balances and metrics subsequent to July 14, 2023.

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

On April 11, 2023, NCM, Inc. also entered into a restructuring support agreement (the “Restructuring Support Agreement”) with NCM LLC and certain of NCM LLC’s (a) prepetition lenders under (i) the Term Loan Credit Agreement, dated as of June 18, 2018 among NCM LLC as borrower, JPMorgan Chase Bank, N.A. (“JPM”) in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”); (ii) the Revolving Credit Agreement, dated as of June 20, 2018 among NCM LLC as borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2018”); (iii) the Revolving Credit Agreement dated as of January 5, 2022 among NCM LLC as borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2022”); and (b) prepetition noteholders under (i) the Secured Notes Indenture dated as of October 8, 2019 and Computershare Trust Company, National Association (“Computershare”) in its capacity as indenture trustee for NCM LLC’s 5.875% Senior Secured Notes due 2028 (as amended, supplemented or otherwise modified from time to time, the “Secured Notes Indenture” and together with the Term Loan Credit Agreement, Revolving Credit Facility 2018, and Revolving Credit Agreement 2022, the “Prepetition Secured Debt Documents”) and (ii) the Unsecured Notes Indenture dated as of August 19, 2016 with Computershare in its capacity as indenture trustee for NCM LLC’s 5.750% Senior Unsecured Notes due 2026 (as amended, supplemented or otherwise modified from time to time, the “Unsecured Notes Indenture”). The parties to the Restructuring Support Agreement held, in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) which approved the Disclosure Statement on a final basis and confirmed the Plan. The Plan provided for, among other things, the treatment for classes of claims and interests as follows:

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

Pursuant to Section 1123(b)(3) of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, the Plan contained and effected global and integrated compromises and settlements between and among NCM LLC, the Creditors’ Committee (as defined in the Plan), the Consenting Creditors (as defined in the Plan) and NCM, Inc. The NCMI 9019 Settlement provided that following the Effective Date (as defined below) NCM, Inc. continued to have an aggregate ownership interest of approximately 13.8% of NCM LLC that was reallocated to NCM, Inc. from the Secured Debt Claims.

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

As of January 1, 2026, NCM LLC is still in the process of finalizing the settlement of unsecured creditors’ claims and has not completed all payments to NCM LLC’s unsecured creditors. NCM LLC holds a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the audited Consolidated

Balance Sheets as of January 1, 2026, December 26, 2024 and December 28, 2023, respectively. Please refer to Note 5—Business Combinations for more information regarding the reconsolidation of NCM LLC.

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

In almost all of NCM's theater network, NCM offers post-show advertising inventory which may consist of a lights-down segment that runs after the advertised showtime with trailer lighting and may consist of a Platinum Spot embedded in the trailers, as further described below (“Post-Showtime Inventory”).

Given the customizable nature of The Noovie Show by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of The Noovie Show each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and ensure that the content and advertising are age-appropriate for the movie audience.

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

The Noovie Show Structure Including Post-Showtime Inventory—The Noovie Show with Post-Showtime Inventory format is typically comprised of three segments that are each approximately four to ten minutes in length and shown prior to showtime, as well as two additional advertising segments shown after the advertised showtime as described below. The total length of The Noovie Show plus our Post-Showtime Inventory varies by circuit and the demand for advertising during a given time period. The following graphic is for illustrative purposes and is not to exact scale.

•
The Silver Pod is the first section of The Noovie Show which contains the entertaining content that is a core element of The Noovie Show programming. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at what’s happening in the movie and pop culture arenas and features long-form entertainment from our content partners. In 2025, we continued our Noovie Show editorial series featuring celebrities, creators and journalists to appeal to both our moviegoing audience and to advertisers for sponsorship and integration opportunities. These series include The Noovie Trivia Show, where our Emmy-award winning host Maria Menounos quizzes celebrities about their career through the lens of movie trivia; Close Up with Perri, starring movie expert Perri Nemiroff, who shares her insider reviews on what movies to watch and why; cultural celebrations, focusing on relevant cultural holidays and moments in our communities; and the Flashback Series, focusing on key moments from popular culture in the past usually tied to historical movies. The Silver Pod features primarily local and regional advertisements, which generally range between 15 to 90 seconds. This segment also typically includes a spot for Noovie Show programming, such as Noovie Trivia, Noovie Cultural Celebrations (e.g. original content around Black History Month or Hispanic Heritage Month, which can also be sponsored by advertisers) and shorter segments from the editorial series mentioned above.

•
The Gold Pod runs after the Silver Pod and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Advertised showtime is after the Gold Pod, except in Regal, where the advertised showtime is after the Silver Pod.
•
The Pre-Trailer Pod runs after the Gold Pod and typically features 5 minutes of national advertisements which are generally between 30 or 60 seconds, at a lower lighting level than that of ads that play prior to the advertised showtime. After the conclusion of this pod, there is a courtesy public service announcement (“courtesy PSA”) (e.g. “Silence Your Cell Phones”) and a 30 second or a 60 second advertisement for the ESA Parties' beverage supplier.
•
The Platinum Spot features an additional advertising unit that is either 30 or 60 seconds deeply embedded within the movie trailers at trailer level lighting and at similar volume levels, directly prior to the last one or two trailers preceding the feature film.

CineLife Show—Following the acquisition of Spotlight on November 14, 2025, the Company continued to present Spotlight's historical preshow for dine in and arthouse theaters, CineLife® within Spotlight's legacy theaters for the remainder of 2025. The CineLife Show is a curated preshow with two formats for its art house and dine-in circuits designed to appeal to an adult, culturally engaged audience. The CineLife Show features local, paid advertising, short films, contemporary movie trivia, customized exhibitor messaging and an eclectic soundtrack of today’s best music, curated monthly by Spotlight.

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

During the years ended January 1, 2026 and December 26, 2024, the Company derived 80.0% and 78.1%, respectively, of its advertising revenue from national clients (including advertising agencies that represent our clients) and 14.2% and 16.2%, respectively, of its advertising revenue from regional and local advertisers across the country (including advertising agencies that represent these clients).

Programmatic and Self-Serve Marketplaces. Since 2024, the Company also has two additional marketplaces where advertisers can purchase our advertising inventory: programmatic and self-serve. The programmatic marketplace offers real-time data-driven trading of advertising inventory, allowing bidding on available audiences during The Noovie Show. Buyers can choose from programmatic guaranteed and private marketplace options, and programmatic buys can be customized by reach, geography, film rating, day of the week and time of day. Additionally, through NCM's fully automated self-serve solution, local and regional companies can plan, buy and schedule their own ads to run on the big screen directly from NCM.

Beverage Advertising. Each of the ESA Parties has a relationship with a beverage concessionaire supplier under which it is obligated to provide on-screen advertising time as part of its agreement to purchase branded beverages sold in its theaters. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements in effect in 2025. The price for the time sold to Cinemark's beverage supplier and AMC's beverage supplier will increase at a fixed rate of 2.0% each year.

During 2025, we sold 60 seconds of on-screen advertising to one of the ESA Parties and 30 seconds of on-screen advertising to the other ESA Party for their beverage concessionaires. In 2026, such obligations are expected to decrease resulting in lower beverage revenue in 2026, as compared to 2025. During 2025, the beverage concessionaire revenue from the ESA Parties’ beverage agreements was approximately 5.8% of NCM LLC’s total revenue.

Content. Beyond the Noovie-branded content during The Noovie Show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM over a time period that is typically longer than a typical national advertising purchase. The original content produced by these content partners typically features upcoming media programming or technology products. In 2025, the content partner segments were between 60 and 120 seconds in length.

Courtesy PSA. In 2025, we had two agreements throughout the year to exhibit a 40-second “silence your cell phone” courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. There are two agreements in place as of February 2026.

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

Data & Digital Advertising

NCMx™. NCMx is a data, insights and analytics platform that utilizes the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. NCM clients are able to leverage NCMx to execute advanced audience-matching against key geographic, behavioral and contextual targets on the big screen, as well as retarget moviegoers across any screen with tailored ads or exclusive brand offers. NCM provides advertisers with access to one of the largest collections of deterministic moviegoer data in the industry, delivering a 360-degree view of recent consumer behavior with performance metrics to refine campaign plans and generate a better return on their advertising investment. NCM is leading the cinema advertising industry as it transforms into a data-first media company that reaches audiences at scale with the most engaging content.

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

NCM Boomerang℠. Launched in 2024, NCM Boomerang is the NCMx™ retargeting solution designed to amplify post-theater engagement by reconnecting with moviegoers after their theater experience through the use of onscreen QR codes. By retargeting audiences at a predetermined interval, such as three hours after initial campaign exposure, NCM Boomerang enables advertisers to capitalize on the last-click attribution of big-screen campaigns seen in theaters, maximizing their impact and driving measurable results.

NCM Bullseye℠. Launched in 2025, NCM Bullseye leverages AI-generated creative to deliver dynamic, hyper-localized messaging at a national scale. NCM Bullseye integrates key signals, such as DMA, geo-targeting, local offers and audience insights to optimize campaigns' reach with precision across the NCM network by enabling advertisers to deploy multiple creative renderings across a single cinema campaign, adapting and localizing the content based on audience segment, audience behavior and audience location.

NCM Blueprint℠. Launched in 2025, NCM Blueprint uses real-time renovation permit data to identify homeowners who are actively engaged in remodeling projects, giving brands the ability to reach high-intent consumers at high-intent purchase moments.

We market NCM’s data platform and all-encompassing marketing solutions through our national and local sales groups to enable integrated selling. Our new and upcoming data and digital products are designed to complement in-theater advertisements, offering integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue investing in our data and digital partnerships and all-encompassing marketing solutions in 2026 and beyond.

Lobby Advertising

Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped ESA Parties’ theaters, as well as the majority of our network affiliates’ theaters. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas. In certain exhibitors, NCM is working with a hardware partner to develop a more modern approach to the LEN, including larger formats and multiple screens.

Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all LEN screens within a given theater, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. As a part of the LEN programming, theater exhibitors have the right to promote activities associated with the operation of the theaters or display other feature film related materials.

NCM launched the LEN programmatic offering in 2022. This automated offering allows advertisers to access and purchase available LEN programming. The partnership enabled advertisers to reach the largest network of lobby screens in movie theaters across the country programmatically for the first time.

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

Digital Out-of-Home Products

NCM’s Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie® entertainment content, trivia and advertising beyond movie theaters to a variety of complementary venues. In 2025, NCM sold DOOH media inventory on a national, regional, local and programmatic level in relationships with digital place-based properties including screens in convenience stores and college campuses.

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

In 2025, more than 403.8 million moviegoers attended theaters that are currently under contract to present The Noovie Show or the CineLife Show. A summary of the screens and theaters in our combined advertising network is set forth in the table below:

Our Network

(As of January 1, 2026)

1,602 Total Theaters

ESA Parties
Spotlight
Affiliate Network
42.2%
676 Theaters
14.4%
231 Theaters
43.4%
695 Theaters

18,881 Total Screens

ESA Parties
Spotlight
Affiliate Network
49.3%
9,314 Theaters
6.7%
1,260 Theaters
44.0%
8,307 Theaters

As of January 1, 2026, The Noovie Show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors.

Human Capital

We had 248 full-time employees as of January 1, 2026. Our employees are located in our Centennial, Colorado headquarters, and in our other offices, including New York, Los Angeles, Chicago and Detroit. We also have remote employees, including many major markets advertising account executives that work remotely throughout the U.S. The Company continually works to structure the organization in optimal ways to meet customer, employee and shareholder needs. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

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

The following table reflects the quarterly percentage of total NCM LLC revenue for the fiscal years ended 2025, 2024 and 2023:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2025	14.3%	21.3%	26.1%	38.3%
FY 2024	15.5%	22.8%	25.9%	35.8%
FY 2023	13.4%	24.8%	26.8%	35.0%

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

Competition

Our advertising business competes in the estimated $409 billion U.S. advertising industry in 2025, which includes spending across television, radio, print, digital, mobile and out-of-home advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular linear television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.

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

•
Our NCM Network consisted of 17,621 screens (9,314 operated by the ESA Parties) located in 1,371 theaters (676 operated by the ESA Parties) in 47 states and the District of Columbia, including each of the top 25, 50 and 100 DMAs®, and 184 DMAs® in total, as of January 1, 2026;
•
The over 398 million people who attended theaters in the NCM Network in 2025 represented 69.3%, 64.0% and 62.0% of the total theater attendance in theaters that present cinema advertising in the top 10, 25 and 50 U.S. DMAs®, respectively, and 56.4% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•
The average screens per theater in our NCM Network during 2025 was 12.9 screens; and
•
The aggregate annual attendance per screen of theaters included in our NCM Network during 2025 was 22,609.

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

Access to a highly attractive, engaged audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent and educated “Millennial” and “Gen Z” moviegoers. According to Comscore PostTrak, approximately 56% of the NCM Network audiences were between the ages of 12-34 and the median age of our moviegoers is 30. Further, approximately 38% of our moviegoers reside in households with an annual income greater than $100,000, with a median moviegoer household income of $122,000. Approximately 39.0% of our audience has attained a bachelor’s degree or higher according to Transunion.

Due to the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with The Noovie Show advertising and entertainment content that they view in our theater environment. The ground-breaking attention studies conducted in 2022 and 2023 by Lumen, a leader in attention measurement, demonstrated that moviegoers paid greater attention to advertisements in theaters compared to all other premium video platforms. Cinema’s attention advantage is 2 to 3 times that of Linear Live Sports, Fast Nets, Top Tier AVOD and podcasts and 7 to 16 times that of social media and digital. Further, with over 400 research studies conducted since 2017, advertising on the big screen consistently delivers strong results for advertisers across categories regardless of ad length, creative or movie rating with an average ad recall score of 75.0% with brand lift for critical key performance indicators of awareness (increase of 62.0%) and consideration (increase of 24.0%). Additionally, according to an intercept study conducted by eWorks, a market research company, a Platinum Spot advertiser experienced 88.0% brand recall among adult moviegoers between ages 18 to 34, with significant lifts in brand relevance (increase of 52.0%) and brand excitement (increase of +64%) after advertising with NCM in August 2025. The 4Dx format reaffirms the power of the immersive cinematic experience with a major auto advertiser experiencing a brand lift in awareness (increase of 425.0%) following a summer 2025 campaign.

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

Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. The People Platform (formerly Epicenter Experience LLC) measured our audience in 2025, including the total attendance that are in their seats during The Noovie® Show. Additionally, unlike some other advertising mediums, we also receive attendance information by film, by rating and by screen at least monthly for all of the ESA Parties’ theaters, and by location for the network affiliate theaters within the NCM Network at least monthly, which allows us to report the actual audience size for each showing of a film where The Noovie Show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.

In 2025, we continued to invest in the development of our cloud-based Data Management Platform (DMP), enabling us to deliver enhanced audience insights and analytics to our clients. To strengthen the connection between brands and moviegoers, we aggregate audience data from various sources within our DMP. This data supports ad targeting and provides complete attribution reporting to evaluate campaign performance. Looking ahead to 2026, we plan to further enhance the platform’s capabilities by broadening first-party data collection through strategic initiatives and integrating additional second- and third-party data sources and audience segments.

Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our NCMx™ data platform makes cinema advertising more measurable, targetable and attributable than ever before. We power the NCMx suite of products with first-, second- and third-party data to better reach advertising clients’ target audiences with higher degrees of accuracy and measure a variety of business outcomes more accurately.

Contractual theater circuit and advertiser relationships—Our exclusive multi-year contractual relationships with our ESA Parties and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive contractual relationships with our content partners and courtesy PSA sponsors, as well as our agreements to satisfy the ESA Parties’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 17.1% and 19.0% of our total revenue for the years ended January 1, 2026 and December 26, 2024, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 28.9% and 30.1% of our total revenue for the years ended January 1, 2026 and December 26, 2024, respectively.

Limited capital requirements—NCM LLC’s capital expenditures were 3.4% and 2.3% of revenue for the years ended January 1, 2026 and December 26, 2024, respectively. For the year ended January 1, 2026, our capital expenditures and other investments were $8.3 million with $2.9 million associated with network affiliate additions, $2.7 million associated with continued upgrades within our cinema advertising management system and associated reporting; $0.9 million associated with leasehold improvements; $0.7 million associated with digital product development; and $0.5 million associated with certain implementation and prepaid costs associated with cloud computing arrangements. Due to the network equipment investments made in theaters by us and in conjunction our ESA Parties under the ESA, and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect to need major capital investments to grow our operations as our network of theaters continues to expand. We do expect to incur some capital investments in order to integrate the Spotlight Cinema Network and potentially modernize the technology within certain exhibitor lobbies. Additionally, as we continue to move our technology to cloud-based Software as a Service (“SaaS”) platforms, we expect to continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms were capitalized during the implementation period and are recognized within operating income over the term of the SaaS contract once the systems are fully implemented.

Our Strategy

We are continuing to pursue a growth strategy that we believe will create significant value following the normalization of our operations. Our strategy includes the following key components:

Increase the Value of Cinema Media

We intend to drive an increase in value through innovation and optimization of our current product offerings. Beginning in 2019 and further expanded with the 2025 AMC Agreement, we have achieved one of our key initiatives by obtaining inventory for The Noovie® Show after the advertised showtime in almost all of our theaters as of January 1, 2026, based upon attendance. This Post-Showtime Inventory consists of a total of five to ten minutes depending upon the ESA Party or affiliate between the lights-down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. Nearly every Spotlight exhibitor includes approximately two to five minutes of Post-Showtime Inventory, resulting in 97.0% of our combined networks including Post-Showtime Inventory as of January 1, 2026. We believe this inventory constitutes prized and impactful ad spots. We believe our local and regional clients also benefit from better inventory as their placement is closer to the advertised showtime. Within the Regal Advertising Affiliate Agreement, effective on July 14, 2023, we began advertising for five additional minutes after the posted showtime for a total of ten minutes. Within the 2025 AMC Agreement, we began advertising for five minutes after the posted showtime and in the Platinum Spot. We believe this higher value inventory, combined with an entertaining and engaging show that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.

Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our ESA Parties’ theater circuits and our 41 network affiliates nationwide in the NCM Network as of January 1, 2026. We plan to continue to expand our affiliate network by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts will be coming up for renewal in the next several years in order to add key affiliates and screens in select markets. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences and strengthening our reach in markets we are already in for greater saturation in those DMAs. In 2025, we acquired Spotlight, adding 108 exhibitors and approximately 30.0 million annual attendees to our network. In January 2024, we renewed our exhibitor agreement with Santikos Enterprises through December 31, 2028, one of the largest cinema operators in the U.S, which operates a circuit of 27 theaters with 377 screens.

As part of our strategy to demonstrate the effectiveness and accountability of cinema as a premium advertising medium, the Company continues to invest in independent measurement to quantify media quality, attention and outcomes. Third-party studies have consistently shown that cinema advertising delivers materially higher attention than other video environments.

In 2023, the Company released a comprehensive attention study conducted by Lumen, an independent attention measurement provider, which found that cinema generates four to seven times greater attention than television, connected TV, online video, social media, and other digital platforms. The study demonstrated longer sustained attention and higher engagement throughout ad playback, as well as a direct relationship between attention metrics and brand outcomes, including recall and brand choice.

These findings have been reinforced through ongoing measurement partnerships, including with Adelaide. Using Adelaide’s Attention Unit (AU) framework, cinema campaigns measured across multiple years have consistently exceeded digital and premium video benchmarks, placing cinema among the highest-quality media environments measured. Together, these studies demonstrate that cinema’s attention advantage is durable and repeatable across campaigns, categories and time.

Expand our Marketplace through Data and Programmatic Capabilities

The Company has expanded its outcome measurement and attribution capabilities through NCMx, its proprietary data and technology platform, which integrates exposure data with third-party datasets to measure incremental reach, visitation and downstream actions. The Company has also continued to scale its programmatic capabilities through integrations with leading supply-side platforms, including Place Exchange and Vistar, enabling increased access to programmatic demand while maintaining premium media quality and measurement standards. We also intend to ensure our technology infrastructure is built to support sustained revenue growth. Following the development of programmatic LEN capabilities in 2021, in 2024 we launched two new offerings for on-screen advertising; programmatic and self-serve. Programmatic offers real-time data-driven trading of cinema advertising inventory, allowing bidding on available audiences during The Noovie Show. Buyers can choose from programmatic guaranteed and private marketplace options, and programmatic buys can be customized by reach, geography, film rating, day of the week and time of day. Additionally, through NCM's fully automated self-serve solution, local and regional companies can plan, buy, and schedule their ads to run on the big screen.

Optimize Operation Effectiveness and Efficiency

We intend to ensure our technology infrastructure is built to support sustained revenue growth. We continue to further enhance our cinema advertising management system implemented in January of 2021, most recently with the additional functionality of programmatic and self-serve, as discussed above.

As technology continues to evolve, we will further assess our strategy in order to best leverage its capabilities including through use of artificial intelligence and automation, as applicable, as we continue our focus on increasing both revenue growth and cost efficiencies within our broader business processes.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from the ESA Parties to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since our IPO and we own those improvements exclusively, except for improvements that were developed jointly with the ESA Parties.

We have secured U.S. trademark registrations for NCM®, National CineMedia®, Noovie® and NCMx™. Following the acquisition of Spotlight, the Company acquired an additional trademark registration for Spotlight Cinema Networks®,

Cinelife® and Cinelife Entertainment®. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

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
•
writers', actors' or other film production-related strikes that impact the availability of feature films;
•
if political events, such as terrorist attacks, or health-related epidemics, such as flu outbreaks, and pandemics, such as the COVID-19 Pandemic, cause consumers to avoid movie theaters or other places where large crowds are in attendance (for example the outbreak of the novel corona virus or COVID-19 in 2020 (the "COVID-19 Pandemic");

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

The ESAs with the ESA Parties are critical to our business. The ESA with AMC (as amended by the 2025 ESA Amendment) has a term of 35 years and the ESA with Cinemark (as amended by the 2019 ESA Amendment) has a term of 34 years, each such term beginning February 13, 2007. The Cinemark ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to Cinemark, which begins one year prior to the end of the term of each respective ESA. The ESA Parties’ theaters represent approximately 52.9% of the screens and approximately 63.0% of the attendance in the NCM Network as of January 1, 2026. If either ESA were terminated, not renewed at its expiration, rejected in a bankruptcy proceeding, or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.

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

The COVID-19 Pandemic had a significant impact on our business and the business of NCM LLC's network theaters. As a result, we were required to take drastic measures to ensure our business survived the COVID-19 Pandemic, including furloughing and terminating employees, extending payment terms on accounts payable, and reducing or delaying planned operating and capital expenditures. Additionally, many of our network’s theaters were also required to take significant actions during the COVID-19 Pandemic and these actions have caused financial distress, including the Cineworld Proceeding, described further below. Even the perception that our business or the business of network’s theaters may be impacted, could lead to decreased advertising expenditures and other significant disruption to our business. Future pandemics could require us to implement measures similar to those implemented in response to the COVID-19 Pandemic and there can be no assurance that a future pandemic will not lead to public safety restrictions or changes in consumer behavior that will negatively impact our business, advertiser sentiment or audience attendance.

We may not realize the anticipated benefits of additional Post-Showtime inventory or be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime inventory.

Beginning in 2019, NCM LLC has negotiated the right to display portions of The Noovie® Show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of The Noovie Show in the trailer position directly prior to the “attached” trailers preceding the feature film, and in certain theaters an additional 30 second spot displayed in the trailer, subject to approval from the theater owner.

We believe that Post-Showtime Inventory has resulted and will continue to result in an increase in our average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits and the benefits of the Post-Showtime Inventory may not exceed the additional costs NCM LLC is incurring to access the Post-Showtime Inventory. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:

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

We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe under “Business—Our Strategy,” including the acquisition of data records. These valuable data records consist of both our own NCM first-party data from our owned-and-operated digital products and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see The Noovie Show and where they go in the days and weeks afterwards. Our ability to increase our unique data records requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our digital entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we maintain a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.

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

On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. As of January 1, 2026, the Company has $12.0 million outstanding. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility. While the 2025 Credit Facility

provides benefits to the Company relative to the Revolving Credit Facility 2023, terms in the 2025 Credit Facility may restrict NCM LLC from taking actions, distributing cash or entering into agreements to raise additional capital, and the availability of the 2025 Credit Facility may be insufficient for NCM LLC’s needs, particularly in the event of an economic downturn. The Company’s future capital resource and flexibility needs are difficult to predict at this time and will depend on (i) NCM LLC’s ability to comply with the terms and conditions of the 2025 Credit Facility, (ii) ability to general sufficient cash flow from operations and (iii) future strategic initiatives.

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

Advertising demand also impacts the price (CPM) we are able to charge our clients. Due to increased competition, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM variances ranging from (18.1%) to 23.6% from 2015 to 2025 (excluding 2020).

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

Changes in regulations, government funding, trade policies and tariffs imposed by the U.S. and other governments could have an impact on our advertising clients. If our advertising clients’ operating costs increase due to changes in policy, and they are unsuccessful in passing these increases along to consumers, then the advertisers will likely seek to reduce costs in other ways, including advertising. Additionally, changes in regulations, government funding, trade policies and tariffs could also have the impact of preventing our advertising clients from deploying new goods and services and reducing the related advertising dollars. The tariffs announced by the U.S. government on product imports in 2025 had an outsize impact on certain industries that are key advertising categories for us and the uncertainty caused by the tariffs impacted many of our advertisers. Our local team also sells advertising to government agencies that may be impacted if the level of government funding is reduced or eliminated. The uncertainty regarding the ultimate impact of any changes in regulations, government funding, trade policies or tariffs could also impact our advertisers as they continue to determine changes needed to their businesses.

Our Adjusted OIBDA is derived from high margin advertising revenue. Our contractual costs will grow over time, and the reduction in spending by or loss of a national advertiser or group of local advertisers or failure to grow our advertising revenue in line with these costs could have a meaningful adverse effect on our business.

The ESAs and certain of our network affiliate agreements include automatic annual cost or fee increases. The theater access fees under the ESAs are composed of a fixed payment per patron, increasing on a regular basis and a fixed payment per digital screen connected to the DCN, increasing annually by 5%, and certain of our network affiliate agreements include annual increases in the minimum fee per patron payable. If NCM LLC further amends the ESAs or network affiliate agreements in response to market conditions or in connection with the bankruptcy of a counterparty, the costs could increase. If we are unable to grow our high margin advertising revenue at a rate at least equal to that of our contractual obligations, our margins and results would be negatively affected.

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

We also derive a significant portion of our revenue from our contracts with our content partners, courtesy PSAs and the ESA Parties’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the ESA Parties’ and their beverage concessionaires but expect that each ESA Party will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. The Company did not have any agencies through which it sourced advertising revenue that accounted for 10% or more of the Company's gross outstanding receivable balance as of January 1, 2026. The Company had one agency through which it sourced advertising revenue that accounted for 14.7% of the Company’s gross outstanding receivable balance as of December 26, 2024. The Company had no agencies through which it sourced advertising revenue that accounted for 10% or more of the Company's gross outstanding receivable balance as of December 28, 2023. During the year ended December 26, 2024, the Company did not have a customer that accounted for 10% or more of the Company's revenue. During the years ended January 1, 2026 and December 28, 2023, the Company had one customer that accounted for 11.0% and 11.2%, respectively, of the Company's revenue.

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

The ESAs and network affiliate agreements contain certain limited exceptions to our exclusive right to use the counterparties’ theaters for our advertising business. Certain counterparties have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). Some of these strategic marketing relationships can include the use of on-screen, LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience and some of these exceptions are broader. NCM has limited rights or does not have the right to advertise in certain theater lobbies or has agreed to allow the counterparty to sell certain types of inventory on their own behalf. The use of LEN or lobby promotions or other inventory by the theater counterparties for these advertisements and programs could result in the theater counterparties creating relationships with advertisers that could adversely affect our advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. In particular, the LEN and lobby promotions represented approximately 0.6% and 0.5% of our total advertising revenue for the year ended January 1, 2026 and December 26, 2024, respectively.

Some of our exhibitors also have the right to install a network of video monitors in the theater lobbies in excess of those required to be installed for the LEN to be used to display trailers, studio content and other theater advertising. The presence of this additional lobby video network could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform. Other network affiliates also have the right to display advertising in the lobby or other areas of their theaters that could potentially conflict with our on-screen advertising.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. In November 2025, the Company's President of Sales, Marketing and Partnerships departed the Company following the elimination of the position. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. While the Company has been able to retain our senior management, there is no guarantee that the Company will continue to be able to recruit experienced replacements, or that the Company will not be required to institute additional retention or incentive programs in order to retain senior management. We do not have key-man life insurance covering any of our employees.

Our use of AI in our offerings may not result in the expected benefits.

We continue to consider areas for development of artificial intelligence technologies and solutions to increase the efficiency of our business and increase value to our customers. The algorithms and models used in generative AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios, and the costs of our investments in AI may also exceed the value provided. We may also enable or offer AI solutions that are controversial for various reasons that could lead to brand or reputational harm. We also have certain advertisers that have used AI in the development of advertising to be displayed onscreen, which may be viewed unfavorably by theater patrons and result in increased rates of creative rejection by our theater exhibitors.

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

We may be unable to realize the expected benefits and synergies of any acquisitions or investments.

Our success will depend, in part, on our ability to expand our product offerings and grow our business. In some circumstances, we may determine to do so through the acquisition of or investments in businesses or technologies rather than through internal development. For example, in November 2025, we acquired Spotlight Cinema Networks to unlock new advertising and preshow entertainment inventory across theaters nationwide and in key markets. During 2025, we also agreed to make investments in various companies through cash and advertising. The pursuit of future acquisitions or investments may divert the attention of management and in many cases cause us to incur expenses as part of identifying, investigating and pursuing transactions, whether or not they are consummated.

In order to realize the expected benefits and synergies of any acquisitions or consolidated investments, we must meet a number of significant challenges, including integration of operations and technologies, managing the business, retaining and assimilating employees, retaining key customers and vendors and implementing updated internal controls and processes. If we are unable to successfully integrate these businesses, the expected benefits may not be available to our stockholders in the future. Depending upon the success of the underlying companies invested in, we may recognize charges within earnings due to the impairment of our investments.

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

As of the Effective Date, NCM Inc. was the only beneficial owner of NCM LLC’s membership units, but AMC and Cinemark continue to have rights to receive additional units pursuant to the terms of the Common Unit Adjustment Agreement. As of January 1, 2026, Blantyre Capital Limited ("Blantyre Capital"), our largest stockholder, has beneficial ownership of 27,144,639 shares of our common stock, representing 29.1% of the Company’s shares outstanding. Additionally, the Company entered into a Director Designation Agreement (the “Designation Agreement”) among the Company, the Consenting Creditor Designation Committee (the “Designation Committee”) and Blantyre Capital in accordance with the Plan. The Designation Agreement provided for the designation of up to six directors, three of whom must be independent, by the Designation Committee and Blantyre Capital with up to two of the directors designated by Blantyre Capital. The number of directors designated will vary based on the ownership level of the Consenting Creditors under the Designation Agreement. In 2025, four directors were appointed under the Designation Agreement. As a result, these stockholders could be in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.

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

The original agreements between us and the ESA Parties were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.

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

The Common Unit Adjustment Agreement and the ESA with Cinemark provide that NCM LLC will issue common membership units to account for changes in attendance associated with the theaters that Cinemark operates and which are made part of our advertising network. Historically, Cinemark has generally been issued additional common membership units each year. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of Cinemark’s common membership units in NCM LLC. For further information, refer to Note 6 to the Consolidated Financial Statements included elsewhere in this document.

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

Our TRA with Cinemark is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of Cinemark.

Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our TRA with Cinemark to pay to Cinemark 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis associated with Cinemark’s share of certain tax assets. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur and if Cinemark was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the TRA, then NCM, Inc.’s financial condition could be negatively impacted.

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future.

We cannot predict the effect, if any, that market sales of shares of common stock by any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

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

Item 2. Properties

The Company's headquarters are located in Centennial, Colorado. As of January 1, 2026, the Company also leases offices in other cities, including, New York, Los Angeles and Chicago. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

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

Name	Age	Position
Thomas F. Lesinski	66	Chief Executive Officer
Ronnie Y. Ng	46	Chief Financial Officer
Maria V. Woods	57	Executive Vice President, General Counsel and Secretary

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

Maria V. Woods. Ms. Woods was appointed Executive Vice President and General Counsel in September 2021 and promoted to Chief Legal Officer and Secretary in December 2025. Ms. Woods previously served in several key leadership roles on NCM’s legal team from 2010 through 2015, rising to the role of National CineMedia, LLC’s EVP and General Counsel. Ms. Woods previously served as General Counsel for Lucky’s Market from June of 2015 to June of 2020, including during its bankruptcy proceedings in January of 2020. In between her role at Lucky’s Market and returning to NCM in September 2021, Ms. Woods served as General Counsel and Secretary at JumpCloud, Inc., providing strategic legal counsel for all legal aspects of the company’s SaaS identity management business, including, corporate governance, merger and acquisition activity, financing and stock repurchases and commercial contracting and served as General Counsel & Secretary at ONE Group Hospitality, Inc. Earlier in her career, she was Associate General Counsel at Einstein Noah Restaurant Group, Inc. and Assistant General Counsel at Sun Microsystems, Inc. She began her career at Holme Roberts & Owen (now Bryan Cave) in Denver. She holds a Bachelor of Arts in Communications Studies from the University of Iowa and a Juris Doctorate from the University of Denver Sturm College of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value, is traded on The Nasdaq Global Select Market under the symbol “NCMI”. There were 205 stockholders of record as of February 20, 2026 (does not include beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Securities

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended January 1, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs (in millions) (1)
September 26, 2025 through October 23, 2025	117,185	$4.08	117,185	$67.6
October 24, 2025 through November 27, 2025	238,598	$4.02	238,598	$66.7
November 28, 2025 through January 1, 2026	477,264	$3.95	477,264	$64.8
Total for the quarter ended January 1, 2026	833,047	$3.99	833,047	$64.8

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

This following section of this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2024.

Overview

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances marketers’ ability to measure and drive results. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in The Noovie® Show, our cinema advertising and entertainment show seen on movie screens across the U.S. within the NCM Network, and the Cinelife® Show within the Spotlight Cinema Network. We present multiple formats of The Noovie® Show and Cinelife® Show depending on the theater circuit in which it runs, with almost all theater circuits including Post-Showtime advertising inventory after the advertised showtime. The movie trailers presented by the theater circuits that run before the feature film are not part of our preshows.

We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, we sell digital advertising through the NCMx™ suite of products and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. We have long-term ESAs (approximately 15.6 weighted average years) with the ESA Parties and multi-year agreements with network affiliates, which expire at various dates between March 31, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.8 years as of January 1, 2026. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our advertising preshows and LEN programming are distributed predominantly through our proprietary DCN and Media Director.

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

Recent Developments

Spotlight—On November 14, 2025, NCM LLC entered into a Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight. The acquisition of Spotlight adds high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM’s national theater network and extend NCM’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increases NCM’s national market share by more than 6.0% and expands its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. Spotlight was consolidated within the Company's financial statements for the period of November 15, 2025 through January 1, 2026. Refer to Note 5—Business Combinations for more information regarding the acquisition and consolidation of Spotlight.

AMC—On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extends the term of the ESA by five years, more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments, and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's audited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and the exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs and the extension of the term of the ESA will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 6—Intangible Assets, Note 7 —Income Taxes, and Note 13—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

Debt Agreement—On January 24, 2025, NCM LLC, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the 2023 Revolving Credit Facility. As of January 1, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended January 1, 2026 and December 26, 2024, 4.1 million and 2.5 million shares were repurchased on the open market, respectively. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, the excess over par value paid, inclusive of direct costs, of $22.3 million and $13.4 million was recorded as a reduction to retained earnings for the year ended January 1, 2026 and December 26, 2024, respectively.

Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. After the cancellation of Regal’s shares on August 7, 2023, there were 13,343,065 shares outstanding. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement, as well as, to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards.

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

As of January 1, 2026, the Company has not completed all agreed upon payments to the General Unsecured Claim Pool, due to the existence of one pre-petition litigation matter that is ongoing in the Bankruptcy Court, which could impact the payments to other unsecured creditors from the General Unsecured Claims Pool. As a result, the Company held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the audited Consolidated Balance Sheets as of January 1, 2026 and December 26, 2024, respectively.

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

Summary Operating Data

The results of operations data for the years ended January 1, 2026, December 26, 2024 and December 27, 2023 and the balance sheet data as of January 1, 2026 and December 26, 2024 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document (dollars in millions, except share and margin data):

	Years Ended		% Change
($ in millions)	Jan. 1, 2026	Dec. 26, 2024	2024 to 2025
Revenue	$243.2	$240.8	1.0%
Operating expenses:
Network operating costs	13.0	13.7	(5.1)%
Theater exhibition fees	118.5	111.9	5.9%
Selling and marketing costs	41.6	41.6	0.0%
Administrative and other costs	46.1	50.7	(9.1)%
Depreciation expense	4.6	4.6	0.0%
Amortization expense	33.3	37.8	(11.9)%
Total operating expenses	257.1	260.3	(1.2)%
Operating loss	(13.9)	(19.5)	(28.7)%
Non-operating expense	(3.3)	2.6	(226.9)%
Income tax expense	—	0.2	100.0%
Net loss attributable to noncontrolling interests	—	—	0.0%
Net loss attributable to NCM, Inc.	$(10.6)	$(22.3)	(52.5)%

Net loss per NCM, Inc. basic share	$(0.11)	$(0.23)	(52.2)%
Net loss per NCM, Inc. diluted share	$(0.11)	$(0.23)	(52.2)%

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2025 contained 53 weeks and fiscal year 2024 contained 52 weeks. Our 2026 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
January 1, 2026	2025
December 26, 2024	2024

Results of Operations

Fiscal Years 2025 and 2024

Revenue. Total revenue increased $2.4 million, or 1.0%, from $240.8 million for 2024 to $243.2 million for 2025. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2025	2024	2024 to 2025	2024 to 2025
National advertising revenue	$194.5	$188.0	$6.5	3.5%
Local and regional advertising revenue	34.6	39.1	(4.5)	(11.5)%
ESA Party advertising revenue from beverage concessionaire agreements	14.1	13.7	0.4	2.9%
Total revenue	$243.2	$240.8	$2.4	1.0%

The following table shows data on theater attendance and revenue per attendee for the year ended January 1, 2026 and December 26, 2024:

	Fiscal Year		% Change
	2025	2024	2024 to 2025
National advertising revenue per attendee	$0.482	$0.481	0.1%
Local and regional advertising revenue per attendee	$0.086	$0.100	(14.4)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.567	$0.581	(2.4)%
Total revenue per attendee	$0.602	$0.616	(2.3)%
Total theater attendance (in millions) (1)	403.8	390.7	3.4%

(1) Represents the total attendance within the NCM Network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented, as well as, estimated attendance for the Spotlight Cinema Network for the period included within the Company's consolidated results (November 14, 2025 to January 1, 2026).

National advertising revenue. National advertising revenue increased by $6.5 million, or 3.5%, from $188.0 million in 2024 to $194.5 million in 2025. The increase in national advertising revenue was due to an increase in impressions at our existing exhibitors, as well as through the Spotlight acquisition. The majority of the increase was driven by a 22.1% increase in national advertising utilization, as well as a 2.0% increase in NCM Network attendance due in part to the extra week in our fiscal year 2025, as compared to 2024. In order to increase utilization and better monetize attendance, the Company strategically decreased national advertising CPMs by 18.1% in 2025, as compared to 2024.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $4.5 million, or 11.5%, from $39.1 million in 2024 to $34.6 million in 2025. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the pharmaceutical, travel, government and automotive categories in 2025, as compared to 2024. These decreases were partially offset by an increase in contract activity and size within the gaming, technology, beverages, retail and apparel and healthcare categories in 2025, as compared to 2024.

ESA Party beverage revenue. ESA Party beverage revenue increased $0.4 million, or 2.9%, from $13.7 million in 2024 to $14.1 million in 2025. The increase in ESA Party beverage revenue was primarily due to a 3.7% increase in ESA Party attendance in 2025, as compared to 2024.

Operating expenses. Total operating expenses decreased $3.2 million, or 1.2%, from $260.3 million for 2024 to $257.1 million for 2025. The following table shows the changes in operating expense for 2025 and 2024 (in millions):

	Fiscal Year		$ Change	% Change
	2025	2024	2024 to 2025	2024 to 2025
Network operating costs	$13.0	$13.7	$(0.7)	(5.1)%
Theater exhibition fees	118.5	111.9	6.6	5.9%
Selling and marketing costs	41.6	41.6	0.0	0.0%
Administrative and other costs	46.1	50.7	(4.6)	(9.1)%
Depreciation expense	4.6	4.6	—	0.0%
Amortization expense	33.3	37.8	(4.5)	(11.9)%
Total operating expenses	$257.1	$260.3	$(3.2)	(1.2)%

Network operating costs. Network operating costs decreased $0.7 million, or 5.1%, from $13.7 million in 2024 to $13.0 million in 2025. The decrease in network operating costs was primarily due to a $0.5 million decrease in satellite related expenses due to the completion of the satellite transition in 2024, and a $0.3 million decrease in expenses related to our digital product offerings in 2025, as compared to 2024. These decreases were partially offset by a $0.1 million increase in personnel related costs in 2025, as compared to 2024.

Theater exhibition fees. Theater exhibition fees increased $6.6 million, or 5.9%, from $111.9 million in 2024 to $118.5 million in 2025. The increase in theater exhibition fees was primarily due to a $5.1 million increase in existing exhibitor related fees driven by the 2.0% increase in network attendance due to the extra week in our fiscal year 2025, as compared to 2024, contractual rate increases within our exhibitor agreements in 2025, as compared to 2024, and the rate increases within the 2025 AMC Agreement entered into in April of 2025. The theater exhibition fees also increased $1.5 million due to the consolidation of Spotlight for the period of November 14, 2025 through January 1, 2026.

Selling and marketing costs. Selling and marketing costs remained at $41.6 million in 2025, consistent with $41.6 million in 2024. This was primarily due to a $1.6 million increase in selling related expenses partly driven by the timing of our periodic company-wide sales meeting, a $1.0 million increase in variable costs associated with certain sales partnerships and platforms and a $0.4 million increase in marketing research expenses due to an increase in research studies sold during 2025, as compared to 2024. These increases were offset by a $3.0 million decrease in personnel-related expenses primarily due to a decrease in performance-based compensation expense, a decrease in severance expenses due to the workforce reorganization in the first quarter of 2024 and a decrease in stock-based compensation due to the grant of the one time management equity incentive plan in the first quarter of 2024, compared to normalized grant activity in 2025.

Administrative and other costs. Administrative and other costs decreased $4.6 million, or 9.1%, from $50.7 million in 2024 to $46.1 million in 2025. The decrease is primarily due to a $4.8 million decrease in personnel related costs primarily due to retention related expenses in 2024 related to the Chapter 11 Case, as well as a decrease in the Company's performance as compared to compensation targets in 2025 and a $3.8 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding in 2025, as compared to 2024. These decreases were partially offset by a $1.4 million increase in cloud computing expenses due to improvements made to our programmatic offerings, a $1.3 million increase in system optimization costs, a $0.4 million increase in investor and public relation costs, primarily related to the Company's investor day in March of 2025, a $0.3 million increase in legal and professional fees related to the Spotlight acquisition, a $0.3 million increase in board of director fees and a $0.2 million increase in facility related expenses in 2025, as compared to 2024.

Depreciation expense. Depreciation expense remained at $4.6 million in 2025, consistent with $4.6 million in 2024.

Amortization expense. Amortization expense decreased $4.5 million, or 11.6%, from $37.8 million in 2024 to $33.3 million in 2025. The decrease in amortization expense was primarily due to the reduction and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025 as further discussed in Note 6—Intangible Assets and Note 7—Income Taxes.

Non-operating (income) expense. Total non-operating expense decreased $5.9 million, or 226.9%, from non-operating expense of $2.6 million in 2024 to non-operating income of $3.3 million in 2025. The following table shows the changes in non-operating expense for 2025 and 2024 (in millions):

	Fiscal Year		$ Change
	2025	2024	2024 to 2025
Interest on borrowings	$0.6	$1.7	$(1.1)
Interest income	(1.4)	(2.4)	1.0
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(3.7)	4.6	(8.3)
Loss on debt extinguishment	1.8	—	1.8
Other non-operating income	(0.6)	(1.3)	0.7
Total non-operating (income) expense	$(3.3)	$2.6	$(5.9)

The decrease in non-operating expense was primarily due to an $8.3 million decrease in loss on re-measurement of the payable under the tax receivable agreement largely due to the addition of two years of estimates in management's forecast for future years in 2024 following increased insight into the respective movie slates and market demand as compared to the addition of one new forecasted year in 2025 to replace the completed prior year within the calculation and the subsequent decrease in the forecast during 2025, as compared to the original forecast. The decrease in non-operating expense is also due to a $1.1 million decrease in interest expense due to the termination of the Company's outstanding debt in the first quarter of 2025. These decreases were partially offset by a $1.8 million increase in loss on debt extinguishment in the first quarter of 2025 following the Company's termination of its Revolving Credit Facility 2023, a $1.0 million decrease in interest income and a $0.7 million decrease in non-operating income related to the Company's equity method investment in ACJV, LLC in 2025, compared to 2024.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.

Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs, Spotlight acquisition and transition related costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Our management uses this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlights trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transition costs, acquisition related costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.

Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs, acquisition related costs, advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.

A limitation of both of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA and Adjusted OIBDA margin have the limitation of not reflecting the effect of the non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs, acquisition related costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted OIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s 2025 Credit Facility.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Operating loss	$(13.9)	$(19.5)	$(180.9)
Depreciation expense	4.6	4.6	4.6
Amortization expense	33.3	37.8	29.8
Share-based compensation costs (1)	9.3	12.2	5.5
Impairment of long-lived assets (2)	—	—	8.9
Workforce reorganization costs (3)	2.0	2.9	—
Loss on termination of Regal ESA, net (4)	—	—	125.6
System optimization costs (5)	1.9	0.8	—
Satellite transition costs (6)	—	0.4	—
Spotlight acquisition and integration costs (7)	0.4	—	—
Advisor fees related to the Chapter 11 Case (8)	1.5	6.5	59.2
Adjusted OIBDA	$39.1	$45.7	$52.7
Total revenue	$243.2	$240.8	$259.8
Operating margin	(5.7%)	(8.1%)	(69.6%)
Adjusted OIBDA margin	16.1%	19.0%	20.3%

(1)
Share-based compensation costs are included in 'network operating costs', 'selling and marketing costs' and 'administrative and other costs' in the Company's audited Consolidated Financial Statements.
(2)
The impairment of long-lived assets primarily relates to the write down of certain intangible assets related to a purchased affiliate and internally developed software and leasehold improvements no longer in use.

(3)
Workforce reorganization costs represent eliminated positions and redundancy costs associated with changes to the Company’s workforce, as well as related office relocations.
(4)
The net impact of Regal's termination of the ESA resulting from the disposal of the intangible asset partially offset by the surrender of Regal's ownership in the Company and the forgiveness of the prepetition claims.
(5)
System optimization costs represent costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in the third quarter of 2024 and an assessment of operating efficiencies beginning in the third quarter of 2025.
(6)
One-time costs of transitioning satellite providers during 2024.
(7)
Advisor and legal fees incurred in connection with the acquisition of Spotlight in the fourth quarter of 2025, as well as, temporary transition costs incurred during the integration of Spotlight into the Company's processes.
(8)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Known Trends and Uncertainties

Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements in effect in 2025. In 2026, such obligations are expected to decrease resulting in lower beverage revenue in 2026, as compared to 2025. The price for the time sold to Cinemark's beverage supplier and AMC's beverage supplier will increase at a fixed rate of 2.0% each year.

Theater Exhibition Fees—In consideration for the Company's access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee, or a fee per digital cinema screen. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘Theater exhibition fees’ in the audited Consolidated Statement of Operations.

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest or principal payments on our 2025 Credit Facility, income tax payments, TRA payments, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark in the event Cinemark holds NCM LLC membership units and any amount of dividends to NCM, Inc.’s common stockholders. We have sufficient sources of liquidity to meet our material cash commitments for the next 12 months and the foreseeable future.

On January 24, 2025, NCM LLC entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility, the 2025 Credit Facility, that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of January 1, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depended upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC had access to under the revolver was $55.0 million. The proceeds of the Revolving Credit Facility 2023 could have been used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 would have matured on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 was a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments were utilized or (ii) 4.50% if 50% or more of revolving commitments were utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month was at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represented the only amount outstanding under the Revolving Credit Facility 2023, as of December 26, 2024. This balance was subsequently repaid on January 24, 2025 upon the termination of the Revolving Credit Facility 2023, effective on January 24, 2025.

A summary of our financial liquidity is as follows (in millions):

	Years Ended		$ Change
	January 1, 2026	December 26, 2024	2024 to 2025
Cash, cash equivalents and marketable securities (1)	$34.6	75.2	$(40.6)
2025 Credit Facility availability (2)	32.4	—	$32.4
Revolving Credit Facility 2023 availability (3)	—	44.4	$(44.4)
Total liquidity	$67.0	$119.6	$(52.6)

(1)
Included in cash and cash equivalents as of January 1, 2026 and December 26, 2024, there was $23.8 million and $63.5 million, respectively, of cash held by NCM LLC which is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other NCM, Inc. obligations.
(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the 2025 Credit Facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of January 1, 2026. As of January 1, 2026, the amount available under the 2025 Credit Facility in the table above is net of letters of credit of $0.6 million and the amount outstanding under the 2025 Credit Facility of $12.0 million.
(3)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which was subject to fluctuations in the underlying assets, was $55.0 million prior to its extinguishment. As of December 26, 2024, the amount available under the Revolving Credit Facility 2023 in the table above is net of letters of credit of $0.6 million and the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million.

We have generated and used cash as follows (in millions):

	Years Ended
	2025	2024
Operating cash flow	$8.4	$60.3
Investing cash flow	$(15.4)	$(5.7)
Financing cash flow	$(33.5)	$(14.1)

Cash Flows – Fiscal Years 2025 and 2024

Operating Activities. The $51.9 million decrease in cash provided by operating activities for 2025, as compared to 2024, was due to 1) a $27.8 million increase in the change in deferred revenue, 2) a $19.5 million decrease in account receivable collections, 3) a $4.4 million decrease in net loss adjusted for non-cash items and 4) a $3.2 million increase in payments of accounts payable and accrued expenses in 2025, as compared to 2024. These decreases in cash provided by operating activities were partially offset by a $5.4 million decrease in prepaid expenses in 2025, as compared to 2024.

Investing Activities. The $9.7 million increase in cash used in investing activities for 2025, as compared to 2024, was primarily due to the $8.5 million increase in purchases of strategic investments and the acquisition of the Spotlight Cinema Network.

Financing Activities. The $19.4 million increase in cash used in financing activities for 2025, as compared to 2024, was primarily due to a $11.1 million increase in the payment of dividends and an $8.9 million increase in payments made to repurchase shares of NCM, Inc.'s common stock in 2025, as compared to 2024.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash and cash equivalents balances, which as of January 1, 2026 were $37.6 million (including

$23.8 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are (i) its cash provided by operating activities, (ii) cash on hand and (iii) availability under the 2025 Credit Facility. The $23.8 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. as of January 1, 2026). The members are only able to receive available cash when they hold units. The available cash distribution to the members of NCM LLC for the year ended January 1, 2026 was calculated as approximately $20.8 million, due entirely to NCM, Inc., as the only holder of NCM LLC units as of January 1, 2026. The $20.8 million is comprised of negative available cash generated by NCM LLC to NCM, Inc. for the first and second quarter of 2025 of $13.4 million and $3.7 million, respectively, and positive available cash generated by NCM LLC to NCM, Inc. for the third and fourth quarter of 2025 of $7.1 million and $30.8 million, respectively. The cumulative negative available cash balance as of January 1, 2026 is $238.6 million (including $182.3 million for NCM, Inc. and $56.3 million for Cinemark). These amounts can only be offset against positive available cash within the second quarter of future years. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. As of January 1, 2026, NCM LLC owed NCM, Inc. $52.7 million in deferred available cash distributions.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2025 Credit Facility) to fund payments associated with the Tax Receivable Agreement ("TRA"), stock repurchases, strategic initiatives and future dividends if and when declared by the Board of Directors. The Company made an estimated TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. The Company also expects to make a TRA payment in 2026 for the 2025 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. As of January 1, 2026, the Company has $64.8 million remaining within the authorized program. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Capital Expenditures

Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for our content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2025 were $8.3 million (including $2.9 million associated with network affiliate additions; $2.7 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system and related reporting; $0.9 million associated with leasehold improvements; $0.7 million associated with digital product development and data; and $0.5 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements) compared to $5.6 million in 2024 (including $1.9 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $1.7 million associated with leasehold improvements; $1.0 million associated with digital product development; $0.4 million associated with network affiliate additions and $0.4 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements). The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the ESA Parties’ theaters have been made by the ESA Parties under the ESAs. We expect they will continue to be made by the ESA Parties in accordance with the ESAs.

We expect to make approximately $9.0 million to $10.0 million of capital expenditures in fiscal 2026. We expect approximately $4.0 million of capital expenditures related to upgrades to our Digital Content distribution and management software and our other internal management systems, including our cinema advertising management system, reporting systems, network equipment and software licensing, $4.0 million towards network affiliate additions and upgrades to currently contracted network affiliates, $1.0 million towards digital products and audience measurement tools and $1.0 million towards leasehold improvements. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.

Financings

On January 24, 2025, NCM LLC entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility, the 2025 Credit Facility, that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of January 1, 2026 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment.

As of January 1, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. A commitment fee of 0.25% is payable quarterly in arrears based on the average daily amount of the undrawn portion of the commitments under the 2025 Credit Facility for the preceding quarter. The 2025 Credit Facility has a $5.0 million sublimit for the issuance of letters of credit. Fees are payable on outstanding letters of credit at a per annum rate equal to 2.00%, plus certain customary fees payable in connection with the issuance, amendment, renewal and extension of letters of credit and the processing of drawings thereunder.

Certain of NCM LLC’s future subsidiaries, the Guarantors, are required to guarantee the repayment of NCM LLC’s obligations under the 2025 Credit Facility. The obligations of NCM LLC and any such Guarantors with respect to the 2025 Credit Facility are and will be secured by a pledge of substantially all assets of NCM LLC and each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries. The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, including limitations on NCM LLC’s and its subsidiaries' ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility.

As of January 1, 2026, NCM LLC’s maximum availability under the $45.0 million 2025 Credit Facility was $32.4 million, net of $12.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the 2025 Credit Facility as of January 1, 2026 was 5.8%. NCM LLC was in compliance at January 1, 2026 with a fixed charge coverage ratio of 13.5 to 1.0 (versus the required ratio of 1.50 to 1.00) and a maximum leverage ratio of 0.4 to 1.0 (versus the required ratio of 2.25 to 1.0).

As of January 1, 2026, the weighted average remaining maturity was 2.1 years. As of January 1, 2026, 100.0% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

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

Business Combinations

The Company has accounted for all acquisitions, including the reconsolidation of NCM LLC, using the acquisition method of accounting. The acquisition method requires us to make significant estimates and assumptions, especially at the acquisition date as the purchase price is allocated to the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. NCM LLC uses its best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward-looking views of NCM LLC's business, exhibitor behavior and market conditions. In conjunction with the acquisition of Spotlight, NCM LLC recognized goodwill at the amount by which the purchase price paid exceeds the fair value of the net assets acquired. See Note 5—Business Combinations for more information on the Company's valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives.

Our ongoing accounting for goodwill and the tangible and intangible assets acquired requires significant estimates and assumptions as the Company exercises judgment to evaluate these assets for impairment. Our processes and accounting policies for evaluating impairments are further described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

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

Income Taxes

Nature of Estimates Required. We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Given the additional pre-tax book losses in 2024 and 2025, the Company continues to have a valuation allowance in the amount of $160.8 million against the deferred tax asset as of January 1, 2026. The Company had a valuation allowance in the amount of $169.1 million against the deferred tax asset as of December 26, 2024. As we do expect to generate pre-tax book income following the complete recovery from the lingering impacts of the COVID-19 Pandemic and Chapter 11 Case, we have recorded an impact from the Net Business Interest Expense Limitation IRC § 163(j) on our payable to ESA Parties under the TRA.

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

Our ability to use our net operating losses ("NOLs") to offset future taxable income may be subject to certain limitations. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize NOLs existing prior to the ownership change period to offset future taxable income subsequent to the ownership change. Management concluded that NCM Inc. had an ownership change upon emergence from the Chapter 11 Case and if there is a future change in our stock ownership (which may be outside of our control) the change could result in an additional ownership change further limiting our ability to utilize NOLs in accordance with Section 382 of the Code. As of January 1, 2026, the Company had gross federal net operating loss carryforwards subject to IRC 382 limitations of $61.6 million, gross state net operating loss carryforwards of $96.3 million subject to 382 limitations, $14.5 million of IRC 163(j) excess business interest expense carryforwards subject to IRC 382 limitations, and $1.5 million of federal Research & Development credits subject to 382 limitations.

For fiscal 2025, our provision for income taxes was $0.0 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of January 1, 2026, the Company has an outstanding balance of $12.0 million on the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders National CineMedia, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2026 and December 26, 2024, the related consolidated statements of operations, equity/(deficit), and cash flows for each of the two years ended January 1, 2026 and December 26, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2026 and December 26, 2024, and the results of its operations and its cash flows for each of the two years ended January 1, 2026 and December 26, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 1, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements and requires the Company to estimate amounts payable based on new information or conditions under the TRA. In addition to the termination of AMC's rights under the TRA, changes in the Company’s forecasted tax rate and in the Company’s period of forecasting book income utilized for measuring the future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in a decrease during the fiscal year of $30.2 million. At January 1, 2026, the Company’s payable under the TRA was $33.8 million; of which $2.9 million is presented as a component of current liabilities and $30.9 million is presented as a component of non-current liabilities. We identified the estimation of the payable under the TRA as a critical audit matter.

The principal considerations for our determination that the computation of the payable under the TRA represents a critical audit matter is complexity of the calculations and the significant inputs and assumptions required by management when estimating the forecasted book income of the Company. Evaluating the reasonableness of these inputs and assumptions requires significant auditor judgment. The amount of the payable under the TRA, as well as the timing of such payments, is dependent upon a number of complex items including the amount and timing of taxable income the Company generates in future periods until the payable under the TRA is settled.

Our audit procedures related to the estimation of the payable under the TRA included the following, among others:

(i) We obtained and evaluated support for the methodology used to calculate the payable under the TRA and compared the assumptions used in management’s analysis to other audit testing performed, including the consideration of the facts and circumstances determined to be the basis for the use of three years of projections.

(ii) We performed sensitivity analyses over certain assumptions in the forecasted book income utilized in the TRA calculation model.

(iii) We evaluated the reasonableness of significant assumptions used to develop the forecasted book income projections, including testing the underlying source of information and the mathematical accuracy of the calculations, used within management’s liquidity model to estimate book income, which included assumptions such as revenue growth rates and operating expenses, and comparing them to historical amounts, industry and economic trends, and by tracing them to underlying source information.

(iv) We evaluated management’s computation of adjustments to the year-end balance of the payable under the TRA amount by analyzing the model used to compute the liability for technical and mathematical accuracy and identified, tested, and substantiated the key inputs and assumptions used by management within the model including: exchange activity in the period, ownership percentages, state tax rates and apportionment, projections of income, and reversal patterns of existing book and tax differences.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Denver, Colorado

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of National CineMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, equity/(deficit), and cash flows, for the period ended December 28, 2023, and the related notes (collectively referred to as the "financial statements") of National CineMedia, Inc. and subsidiaries (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period ended December 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	January 1, 2026	December 26, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.6	$75.1
Restricted cash	3.0	3.0
Receivables, net of allowance of $1.1 and $1.2, respectively	96.5	85.3
Amounts due from ESA Parties	—	10.6
Prepaid expenses and other current assets	4.0	3.9
Total current assets	138.1	177.9
NON-CURRENT ASSETS:
Property and equipment, net of accum. depreciation of $8.4 and $4.8, respectively	19.4	16.4
Intangible assets, net of accum. amortization of $86.1 and $52.8, respectively	308.8	350.8
Goodwill	0.5	—
Other investments	8.1	3.8
Debt issuance costs, net	0.7	1.6
Other assets	15.0	18.1
Total non-current assets	352.5	390.7
TOTAL ASSETS	$490.6	$568.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$6.8	$3.8
Payable under the TRA	2.9	4.1
Accrued expenses	1.9	1.6
Accrued payroll and related expenses	12.1	15.6
Accounts payable	26.1	23.0
Deferred revenue	10.8	23.6
Other current liabilities	1.5	1.8
Total current liabilities	62.1	73.5
NON-CURRENT LIABILITIES:
Long-term debt	12.0	10.0
Payable under the TRA	30.9	59.9
Long-term lease liabilities	9.3	12.5
Other liabilities	0.9	1.5
Total non-current liabilities	53.1	83.9
Total liabilities	115.2	157.4
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 93,353,604 and 95,755,491 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	136.5	127.8
Retained earnings	236.4	280.9
Total NCM, Inc. stockholders’ equity	375.4	411.2
Noncontrolling interests	—	—
Total equity	375.4	411.2
TOTAL LIABILITIES AND EQUITY	$490.6	$568.6

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Revenue (including revenue from related parties of $0.1, $0.0 and $14.2, respectively)	$243.2	$240.8	$165.2
OPERATING EXPENSES:
Network operating costs	13.0	13.7	10.6
Theater exhibition fees (including fees to related parties of $0.0, $0.0 and $16.5, respectively)	118.5	111.9	69.5
Selling and marketing costs	41.6	41.6	29.6
Administrative and other costs	46.1	50.7	57.3
Depreciation expense	4.6	4.6	3.1
Amortization expense	33.3	37.8	22.4
Total	257.1	260.3	192.5
OPERATING LOSS	(13.9)	(19.5)	(27.3)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.6	1.7	27.9
Interest income	(1.4)	(2.4)	(0.1)
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(3.7)	4.6	9.3
Loss on debt extinguishment	1.8	—	—
Gain on deconsolidation of affiliate	—	—	(557.7)
Gain on re-measurement of investment in NCM LLC	—	—	(35.5)
Gain on reconsolidation of NCM LLC	—	—	(167.8)
Other non-operating income, net	(0.6)	(1.3)	(0.1)
Total	(3.3)	2.6	(724.0)
(LOSS) INCOME BEFORE INCOME TAXES	(10.6)	(22.1)	696.7
Income tax expense	—	0.2	—
CONSOLIDATED NET (LOSS) INCOME	(10.6)	(22.3)	696.7
Less: Net loss attributable to noncontrolling interests	—	—	(8.5)
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(10.6)	(22.3)	705.2
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(10.6)	$(22.3)	$705.2

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.11)	$(0.23)	$14.73
Diluted	$(0.11)	$(0.23)	$14.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,182,400	95,865,998	47,882,944
Diluted	94,182,400	95,865,998	48,574,583

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)

(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Distributions in Excess	Noncontrolling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	of Earnings)	Interest
Balance—December 29, 2022	$(464.0)	12,840,264	$1.3	—	$—	$(146.2)	$(370.4)	$51.3
Deconsolidation of affiliate	(33.4)	—	—	—	—	(15.3)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(9.5)	—	—	—	—	33.6	(0.1)	(43.0)
Issuance of shares	242.5	83,722,159	1.2	50	—	241.3	—	—
NCM LLC common membership unit redemption	(2.6)	—	—	—	—	(2.6)	—	—
Comprehensive income, net of tax	696.7	—	—	—	—	—	705.2	(8.5)
Share-based compensation issued, net of tax	0.1	274,616	0.1	—	—	—	—	—
Share-based compensation expense/capitalized	4.7	—	—	—	—	4.5	—	0.2
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
NCM LLC equity issued for purchase of an intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(13.5)	(2,524,991)	(0.1)	—	—	—	(13.4)	—
Comprehensive loss, net of tax	(22.3)	—	—	—	—	—	(22.3)	—
Share-based compensation issued, net of tax	0.1	1,443,443	—	—	—	0.1	—	—
Share-based compensation expense/capitalized	12.4	—	—	—	—	12.4	—	—
Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(22.3)	(4,085,441)	—	—	—	—	(22.3)
Comprehensive loss, net of tax	(10.6)	—	—	—	—	—	(10.6)	—
Share-based compensation issued, net of tax	(0.6)	1,683,554	—	—	—	(0.6)	—	—
Share-based compensation expense/capitalized	9.3	—	—	—	—	9.3	—	—
Cash dividends declared $0.12 per share	(11.6)	—	—	—	—	—	(11.6)
Balance—January 1, 2026	$375.4	93,353,604	$2.5	50	$—	$136.5	$236.4	$—

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(10.6)	$(22.3)	$696.7
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	4.6	4.6	3.1
Amortization expense	33.3	37.8	22.4
Non-cash share-based compensation	9.3	12.2	4.5
Amortization of debt issuance costs	0.4	0.8	3.4
Non-cash (gain) loss on re-measurement of the TRA payable	(3.7)	4.6	9.3
Non-cash consideration received for advertising services	(2.3)	—	—
Gain on deconsolidation of affiliate	—	—	(557.7)
Gain on re-measurement of NCM LLC	—	—	(35.5)
Gain on reconsolidation of NCM LLC	—	—	(167.8)
Other	1.8	(0.5)	(0.3)
ESA Party integration and encumbered theater payments	0.7	1.2	5.0
Payments to the ESA Parties under the tax receivable agreement	(1.3)	—	—
Proceeds received from equity method investment	0.6	—	—
Other cash flows from operating activities, net	(0.3)	—	(0.8)
Changes in operating assets and liabilities:
Receivables, net	(8.9)	10.6	36.3
Accounts payable and accrued expenses	(3.3)	(0.1)	(2.7)
Amounts due to ESA Parties, net	2.8	2.5	(4.2)
Deferred revenue	(14.6)	13.2	(5.4)
Prepaid expenses	0.5	(4.9)	(11.0)
Other, net	(0.6)	0.6	(2.0)
Net cash provided by (used in) operating activities	8.4	60.3	(6.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.6)	(5.8)	(3.3)
Purchase of strategic investments	(2.0)	(1.0)	—
Purchase of a business	(7.5)	—	—
Cash contributed upon reconsolidation	—	—	(15.5)
Cash, cash equivalents and restricted cash reconsolidated	—	—	49.5
Proceeds received from equity method investment	—	1.2	0.6
Other cash flows from investing activities, net	(0.3)	(0.1)	1.3
Net cash (used in) provided by investing activities	(15.4)	(5.7)	32.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(11.4)	(0.3)	(0.5)
Purchases of NCM, Inc.'s common stock	(22.0)	(13.1)	—
Repayments of term loan facilities	(20.0)	—	(0.8)
Proceeds from term loan facilities	22.0	—	—
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	—	—	(49.6)
Payment of debt issuance costs	(1.5)	—	(1.2)
Other cash flows from financing activities	(0.6)	(0.7)
Net cash used in financing activities	(33.5)	(14.1)	(52.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40.5)	40.5	(26.2)
Cash, cash equivalents and restricted cash at beginning of period	78.1	37.6	63.8
Cash, cash equivalents and restricted cash at end of period	$37.6	$78.1	$37.6

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$0.7	$—
Issuance of shares upon the reconsolidation of NCM LLC	$—	$—	$245.3
Fair value of NCM LLC net assets reconsolidated, net of cash	$—	$—	$433.8
Purchase of subsidiary equity with NCM, Inc. equity	$—	$—	$2.6
Accrued purchases of property and equipment	$—	$0.1	$0.8
Right of use assets obtained in exchange for lease liabilities	$—	$9.1	$—
Cost method investment obtained in exchange for advertising inventory	$2.3	$2.0	$—
Increase in dividend equivalent accrual not requiring cash in the period	$0.2	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.2	$0.9	$12.5
Cash payments for income taxes	$—	$0.1	$—

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM, Inc. was incorporated in Delaware as a holding company formed with the purpose of becoming a member and sole manager of NCM LLC, a limited liability company primarily owned by NCM, Inc. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM, Inc. has no business operations or material assets other than its cash and cash equivalents and ownership interest of 100.0% of the common membership units in NCM LLC as of January 1, 2026.

The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the ESA Parties and certain third-party network affiliates, under long-term network affiliate agreements. As of January 1, 2026, the weighted average remaining term of the ESAs is approximately 15.6 years. The network affiliate agreements expire at various dates between March 31, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.8 years as of January 1, 2026. In November of 2025, NCM extended its reach by acquiring Spotlight and the Spotlight Cinema Network, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. Spotlight and the Spotlight Cinema Network presents the CineLife® Show exclusively in 108 leading national and regional theater circuits consisting of more than 1,200 screens in over 200 theaters.

In accordance with the Common Unit Adjustment Agreement, Cinemark has the right to potentially receive additional common membership units in NCM LLC in the future. Following the effectiveness of the AMC Termination Agreement, AMC will no longer receive NCM LLC membership units as part of the Common Unit Adjustment Agreement. As of January 1, 2026, AMC and Cinemark have no ownership interest in NCM LLC. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

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

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. In the year ended December 26, 2024, the Company reclassified certain historical expenses on the audited Consolidated Statements of Operations from ‘Advertising operating costs’ and ‘Network costs’ to ‘Network operating costs’ and certain historical expenses from ‘Advertising operating costs’ and ‘ESA theater access fees and revenue shares’ to ‘Theater exhibition fees’ to conform to current period presentation. As a result of the various related-party agreements discussed in Note 9—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation, income taxes, intangible assets, the valuation of NCM LLC upon deconsolidation and reconsolidation and the valuation of strategic investments upon acquisition. Actual results could differ from those estimates.

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

Upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under ASC 805 – Business Combinations. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. All balances within the Company’s financial statements reflect NCM LLC activity only for the periods while consolidated, including all of the year ended January 1, 2026 and December 26, 2024 and for the year ended December 28, 2023, December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.

Significant Accounting Policies

Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2023 contained 52 weeks, 2024 contained 52 weeks and 2025 contained 53 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2026	2025
December 26, 2024	2024
December 28, 2023	2023

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠ as well as advertising in a variety of complementary out of home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.

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

Theater exhibition fees—This balance relates to fees the Company pays its ESA Parties and network affiliates in return for the rights to advertise in their theaters. These fees vary by exhibitor, but may be comprised of a revenue share or the combination of a payment per theater attendee, a payment for post-showtime advertising, a payment per digital screen or digital cinema projector equipped in the theaters, all of which may escalate over time, and a revenue share for the Platinum Spot or other premium advertising spots, when sold.

Selling and marketing costs—This balance consists primarily of sales personnel costs including sales commissions and selling related expenses such as travel, barter and bad debt expense; marketing expenses including research subscriptions

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. The Company held cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution as of January 1, 2026 and December 26, 2024. The Company has elected the fair value option for valuing its cash equivalents. The cash equivalents are valued at fair value at each balance sheet date and the change in value from the prior period is recognized within “Other non-operating income, net” on the audited Consolidated Statements of Operations.

Restricted Cash—The Company’s restricted cash balance was $3.0 million and $3.0 million for the years ended January 1, 2026 and December 26, 2024, respectively. The balance is related to unsettled, agreed upon payments to NCM LLC’s unsecured creditors within the escrow accounts and included within “Accounts payable” on the audited Consolidated Balance Sheets.

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

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for credit losses, a contra asset account which reduces the net receivables balance. The allowance for credit losses balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable and applying historical write-off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. The Company did not have any agencies through which it sourced advertising revenue that accounted for 10% or more of the Company’s gross outstanding receivable balance as of January 1, 2026. The Company had one agency through which it sourced advertising revenue that accounted for 14.7% of the Company’s gross outstanding receivable balance as of December 26, 2024. During the year ended December 26, 2024, the Company did not have a customer that accounted for 10% or more of the Company's revenue. During the years ended January 1, 2026 and December 28, 2023, the Company had one customer that accounted for 11.0% and 11.2% of the Company's revenue, respectively.

Receivables consisted of the following (in millions):

	As of
	January 1, 2026	December 26, 2024
Trade accounts	$97.1	$83.2
Other	0.5	3.3
Less: Allowance for credit losses	(1.1)	(1.2)
Total	$96.5	$85.3

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expensed as incurred. The Company records depreciation using the straight-line method over the following estimated useful lives:

Equipment	3-10 years
Computer hardware and software	2-10 years
Leasehold improvements	Lesser of lease term or asset life

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s cinema advertising management system, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to ten years. As of January 1, 2026 and December 26, 2024, the Company had a net book value of $8.9 million and $9.1 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $2.3 million, $2.4 million and $1.8 million for the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively. The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of January 1, 2026 and December 26, 2024, the Company had a net book value of $4.3 million and $4.3 million of capitalized implementation costs for CCAs, respectively, recorded within “Other assets” in the Consolidated Balance Sheets. These costs primarily relate to the Company's hosted cinema advertising management system which was implemented in January 2021. Depreciation expense related to capitalized implementation costs for CCAs was approximately $0.7 million, $0.6 million and $0.5 million for the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively. These costs are amortized to “Administrative and other costs” within the audited Consolidated Statements of Operations over the life of the hosting arrangement beginning at implementation. For the years ended January 1, 2026, December 26, 2024 and December 28, 2023, the Company recorded $3.1 million, $3.3 million and $3.0 million in research and development expense, respectively.

The Company assesses impairment of property and equipment pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company did not record any losses related to property and equipment during the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively.

Investments—The Company's equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured at cost with adjustments for observable changes in price or impairments in accordance with the measurement alternative. The Company performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in 'Other non-operating income, net' within the audited Consolidated Statements of Operations.

Intangible Assets—The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, customer relationships developed and maintained by the Company’s sales force, trademarks held and used by the Company and datasets obtained. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023 as further described within Note 5—Business Combinations, net of accumulated amortization. Subsequently acquired intangible assets are recorded at cost or their estimated fair values. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the expected term of the ESAs, the average renewable term of the contracts with the network affiliates and affiliates within the Spotlight Cinema Network, industry standard lives for customer relationships and trademarks, contractual life for noncompete assets and for the datasets, to the shorter of the use rights outlined in the contract under which they were acquired and the estimated rate of obsolescence of the datasets' usefulness. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In its impairment testing, the Company estimates the fair value of the intangible asset by determining the estimated future cash flows associated with the ESAs, network affiliate agreements, trademarks and noncompete agreements or the estimated replacement cost of the customer relationships and datasets. If after determining that gross cash flows are insufficient to recover the asset, the estimated fair value is less than the carrying value, the Company determines the fair value of the intangible asset and an impairment is recorded to write down the asset to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts and replacement costs.

The Company has elected to capitalize extension costs on its intangible assets and thus capitalized the legal and professional costs incurred in conjunction with the 2025 AMC Agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Due to/from ESA Parties—Amounts due to/from ESA Parties include amounts due for the theater access fees and revenue share, offset by a receivable for advertising time purchased by the ESA Parties on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments. Payments to or received from the ESA Parties against outstanding balances are made monthly. Available cash distributions are made quarterly contingent upon the Cinemark's ownership of NCM LLC membership units, the Company's compliance with the covenants outlined within the Revolving Credit Facility 2025 and in accordance with the NCM LLC Operating Agreement.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized and three years of financial projections are considered within the calculation of the payable to the ESA Parties under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. The Company determined that a three year forecast period is appropriate as it represents the period for which the Company can reasonably estimate future taxable income. The estimated payable is sensitive to both changes in the period that can be reasonably forecasted as well as estimates of future taxable income. The payable may fluctuate within one year of the financial statement date to revisions in these assumptions. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets and the payable to the ESA Parties under the TRA during the years ended January 1, 2026 and December 26, 2024.

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $0.7 million and $1.6 million in deferred financing costs as of January 1, 2026 and December 26, 2024, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	January 1, 2026	December 26, 2024
Beginning balance	$1.6	$2.2
Write off of extinguished debt issuance costs	(1.4)	—
Debt issuance costs	0.9	0.2
Amortization of debt issuance costs	(0.4)	(0.8)
Ending balance	$0.7	$1.6

Share-Based Compensation—During 2025, the Company issued stock options and restricted stock units to certain employees and its independent directors. These restricted stock unit grants for Company management vest upon the achievement of Company three-year cumulative performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. During 2024, the Company issued restricted stock units to certain employees and its independent directors. These restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. During 2023, the Company issued stock options and restricted stock units which vest upon the achievement of Company three-year cumulative performance measures and service conditions or

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date utilizing the Monte Carlo model, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest.

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

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended January 1, 2026 and December 26, 2024, 4.1 million and 2.5 million shares were repurchased on the open market, respectively. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, the excess over par value paid, inclusive of direct costs, of $22.3 million and $13.4 million was recorded as a reduction to retained earnings for the year ended January 1, 2026 and December 26, 2024, respectively.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measure of segment assets used to allocate resources is total assets as reported on the Consolidated Balance Sheets, inclusive of cash and cash equivalents as well as accounts receivable as reported on the Consolidated Balance Sheets as ‘Cash and cash equivalents’ and ‘Receivables, net of allowance’, respectively.

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures for the years ended January 1, 2026, December 26, 2024 and December 28, 2023 were $5.6 million, $5.8 million and $3.3 million, respectively.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Net (loss) income attributable to NCM, Inc.	$(10.6)	$(22.3)	$705.2
NCM LLC equity issued for purchase of intangible asset	—	0.7	—
Income tax and other impacts of NCM LLC ownership changes	—	—	33.6
Cash redemption of NCM LLC common membership units	—	(0.7)	—
NCM, Inc. investment in NCM LLC	—	—	(2.6)
Issuance of shares	—	—	241.3
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(10.6)	$(22.3)	$977.5

Recently Adopted Accounting Pronouncements

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

The Company did not adopt any other accounting pronouncements during the years ended January 1, 2026 and December 26, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances on and after December 15, 2026. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internally developed software costs. Under the new guidance, the accounting will better align with how software is developed and eliminates the stage-based rules by establishing a principles-based framework consistent with modern software development practices. This guidance is effective for issuances on and after December 15, 2027. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its Consolidated Financial Statements or notes thereto.

2.
REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through NCM BoostSM, BoomerangSM, BullseyeSM and BlueprintSM. Further the Company sells advertising in a variety of complementary out of home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.

National and regional advertising, including advertising under the beverage concessionaire and courtesy PSA agreements, are sold on a CPM basis. The Company predominantly recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative or educational in nature in The Noovie® Show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM. The Company recognizes revenue for the content segments over time as the content segments air. Local advertising and advertising on the Spotlight Cinema Network is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from the lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells data and digital advertising on a CPM basis as well. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the data or digital impressions are served. This revenue for these products is presented within National and Local and regional advertising below.

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

The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities, as well as for equity interests. The Company records barter transactions at the estimated fair value of the products, services and equity interests received if that can be reasonably estimated. If the fair value of the products and services received cannot be reasonably estimated, the Company utilizes the stand-alone selling price of the advertising services in the underlying contract. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used or recognized as investments as received, as applicable. Revenue from barter transactions for the years ended January 1, 2026, December 26, 2024 and December 28, 2023 was $3.4 million, $0.5 million and $0.1 million, respectively. Expense recorded from barter transactions for the years ended January 1, 2026, December 26, 2024 and December 28, 2023 was $0.5 million, $0.3 million and $0.1 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Operations.

The Company recognizes revenue as the performance obligation for the advertising services is satisfied. Invoices are generated following the processing of each revenue contract and payment is due from the customer within 30 days of the invoice date. Customers select to pay the invoice in full at the start of a contract or through mutually agreed upon installments

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the course of the contract. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

Disaggregation of Revenue

The Company disaggregates revenue into the categories of national; local and regional; beverage concessionaire and management fee reimbursement based upon a combination of multiple factors including the type of customer, the products included within a contract and the geographic scope and management fee reimbursement revenue related to NCM LLC. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the years ended January 1, 2026, December 26, 2024 and December 28, 2023 (in millions):

	Years ended
	January 1, 2026	December 26, 2024	December 28, 2023
National advertising revenue	$194.5	$188.0	$114.8
Local and regional advertising revenue	$34.6	39.1	30.4
ESA advertising revenue from beverage concessionaire agreements	$14.1	13.7	9.9
Management fee reimbursement	—	—	10.1
Total revenue	$243.2	$240.8	$165.2

Deferred Revenue and Unbilled Accounts Receivable

The Deferred Revenue balance increases upon issuance of invoices to customers and decreases upon delivery of services and the resulting recognition of revenue. Revenue recognized in the year ended January 1, 2026 that was included within the Deferred Revenue balance as of December 26, 2024 was $22.7 million. Revenue recognized in the year ended December 26, 2024 that was included within the Deferred Revenue balance as of December 28, 2023 was $9.8 million. Revenue recognized in the year ended December 28, 2023 that was included within the Deferred Revenue balance as of December 29, 2022 was $8.6 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of January 1, 2026 and December 26, 2024, the Company had $4.2 million and $2.5 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.

Practical Expedients and Exemptions

The Company has two significant customer contracts with a term in excess of one year that are noncancellable as of January 1, 2026. The remaining performance obligation under these contracts is $3.9 million as of January 1, 2026 and represents commitments for future advertising services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under this contract within the next two years. Agreements with a duration less than one year are not disclosed as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s contracts longer than one year that are cancellable are not included within this disclosure.

The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within “Selling and marketing costs” in the audited Consolidated Statements of Operations. In addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company also does not adjust the transaction price for the effects of a significant financing component, as the Company expects, at contract inception, that the period between when the Company performs services and when the customer pays for the Company's service will be one year or less.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for credit losses balances for the years ended January 1, 2026 and December 26, 2024 were as follows (in millions):

	Years Ended
	January 1, 2026		December 26, 2024
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.2	$1.0	$0.1	$1.3
Provision for credit losses	0.1	0.5	0.5	0.1
Write-offs, net of recoveries	—	(0.7)	(0.4)	(0.4)
Balance at end of period	$0.3	$0.8	$0.2	$1.0

3.
(LOSS) INCOME PER SHARE

Basic (loss) income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted (loss) income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, restricted stock and exchangeable NCM LLC common units using the treasury stock method. The components of basic and diluted (loss) income per NCM, Inc. share are as follows:

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Net (loss) income attributable to NCM, Inc. (in millions)	$(10.6)	$(22.3)	$705.2
Weighted average shares outstanding:
Basic	94,182,400	95,865,998	47,882,944
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	—	691,639
Diluted	94,182,400	95,865,998	48,574,583
(Loss) income per NCM, Inc. share:
Basic	$(0.11)	$(0.23)	$14.73
Diluted	$(0.11)	$(0.23)	$14.34

The effect of the 853 and 5,715 weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the years ended January 1, 2026 and December 26, 2024, respectively, were excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. The weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the year ended December 28, 2023 was 685,404 and are included in diluted weighted average shares. In addition, there were 5,440,529, 5,671,341 and 979,176, stock options and non-vested (restricted) shares for the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

4.
PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	January 1, 2026	December 26, 2024
Equipment, computer hardware and software	$22.1	$17.0
Leasehold improvements	2.0	1.4
Less: Accumulated depreciation	(8.4)	(4.8)
Subtotal	15.7	13.6
Construction in progress	3.7	2.8
Total property and equipment	$19.4	$16.4

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
BUSINESS COMBINATIONS

Acquisition of Spotlight Cinema Networks

On November 14, 2025, NCM LLC entered into the Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight in exchange for cash consideration as outlined below. The acquisition of Spotlight adds high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory.

The following table summarizes the consideration transferred to acquire Spotlight (in millions):

Fair Value of consideration transferred:
Cash	$7.1
Contingent consideration	1.3
Less: Expected working capital adjustments	(0.2)
Total	$8.2

The contingent consideration was placed within an escrow account as of the acquisition date and will be released over the next three years as the required contract renewals are obtained for the specified exhibitor agreements with upcoming expiration dates or as the exhibitors remain on the Spotlight Cinema Network for specified time periods. The fair value of the consideration and contingently returnable consideration are calculated utilizing the present value of payments by exhibitor probability weighted based on the respective estimated likelihood of renewal. The undiscounted maximum amount of contingent consideration is $1.6 million. Each period, the Company will revalue the contingently returnable consideration to its fair value and record the related changes in the Consolidated Statement of Income. Changes in the contingently returnable consideration result from changes in assumptions regarding probabilities of successful achievement of exhibitor renewals, the estimated timing in which renewals are achieved and the discount rate used to estimate the fair value of the asset.

In connection with the acquisition of Spotlight Cinema Networks, the Company entered into transition agreements with various employees, transitional independent contractor agreements, and a transition services agreement with one of the sellers. The expense related to these agreements is recognized as the underlying services are performed. For the year ended January 1, 2026, $0.2 million was included within ‘Network operating costs’ and $0.1 million was included within ‘Selling and marketing costs’ as presented on the audited Consolidated Statement of Operations based upon the nature of the work being performed.

The following table summarizes the fair value of Spotlight and provisional fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions). The provisional allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date.

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$1.2
Receivables, net (1)	2.9
Prepaid expenses and other current assets	0.1
Property and equipment, net	2.0
Fair value of intangible assets	5.4
Goodwill (2)	0.5
Total assets acquired	12.1
Fair value of liabilities assumed:
Accrued expenses	0.4
Accounts payable	2.4
Deferred revenue	1.1
Total liabilities assumed	3.9
Purchase Price	$8.2

(1)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables acquired:	Fair value of trade receivables acquired:	Contract value of receivables acquired:	Amount of contractual cash flows not expected to be collected:
Trade Receivables	$2.9	$2.9	$0.0

(2) The Goodwill balance recognized of $0.5 million is primarily related to the value of the assembled workforce which does not qualify for separate recognition as an intangible asset.

The acquired business contributed revenues of $2.2 million and earnings of $0.5 million to the Company for the period subject to consolidation (November 15, 2025 to January 1, 2026).

Pro Forma Financial Information (Unaudited) - Spotlight Cinema Network

The following represents the pro forma Consolidated Statement of Operations as if the Spotlight acquisition had been included in the consolidated results of the Company for the entire period for the years ended January 1, 2026, December 26, 2024 and December 28, 2023.

	Years ended
	January 1, 2026	December 26, 2024	December 28, 2023
Revenue	$253.5	$251.4	$178.0
Net (Loss) Income	$(11.3)	$(22.5)	$705.4

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

(1)
Includes a valuation adjustment recorded during the three months ended December 28, 2023 that decreased accounts receivable, net by $0.2 million. There have been no adjustments to the purchase price and fair value estimates presented in the years ended January 1, 2026 and December 26, 2024, and these amounts are final.

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

Upon reconsolidation, NCM, Inc. recorded the fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.4 million. The difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. (consisting of $0.5 million related to the General Unsecured Claim Pool and $15.0 million under the NCMI Capital Contribution) and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain of $167.8 million upon the reconsolidation of NCM LLC during the year ended December 28, 2023. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. Prior to the Effective Date, NCM, Inc.’s stock price was negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.

The Company’s Consolidated Statements of Operations include total net revenues and net loss attributable to NCM LLC of $155.1 million and $42.0 million, respectively, for the total of the consolidated periods of December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.

Pro Forma Financial Information (Unaudited) - NCM LLC Reconsolidation

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

6.
INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and network affiliates agreements, customer relationships developed and maintained by the Company’s sales force, trademarks held and used by the Company, noncompete agreements acquired and datasets acquired and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023 as further described within Note 5—Business Combinations, net of accumulated amortization. Subsequently acquired intangible assets are recorded at cost, or in the cash of acquisitions, their estimated fair value. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs, the average renewable term of the contract with the network affiliates, industry standard lives for customer relationships and trademarks, the contract length for noncompete agreements and for the datasets, to the shorter of the use rights outlined in the contract under which they were acquired and the estimated rate of obsolescence of the datasets' usefulness. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed.

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

Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC (through April 17, 2025) and Cinemark based on theater additions, new builds or dispositions during the previous year. In addition, NCM LLC’s Common Unit Adjustment Agreement required that a Common Unit Adjustment occur for either AMC or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. In the event that the adjustment was negative and either AMC or Cinemark did not have sufficient common membership units to return, the adjustment was satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. Upon the issuance of common membership units, the Company recorded an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. Subsequent to April 17, 2025 and in accordance with the AMC Termination Agreement, AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive NCM LLC Common Units.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment. In connection with the Common Unit Adjustment Agreement and the AMC Termination Agreement, AMC returned all of its units and was forgiven any remaining negative common unit adjustment. These transactions resulted in a reduction of the intangible asset of $0.1 million during the year ended January 1, 2026. As of January 1, 2026, AMC and Cinemark held no ownership interest in NCM LLC.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any Encumbered Theaters, the applicable ESA party, AMC (through April 17, 2025) or Cinemark, may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to their on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC is no longer required to make integration payments. In addition, the $10.6 million in accrued integration payments owed by AMC was forgiven in conjunction with the negotiations. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the quarter ended June 26, 2025, in accordance with the lease modification guidance outlined in ASC 842—Leases.

The following is a summary of the Company’s intangible asset’s activity (in millions) during January 1, 2026 and December 26, 2024:

	As of December 26, 2024	Additions (1)	Disposals (2),(3)	Amortization	Integration and other encumbered theater payments (4)	As of January 1, 2026
Gross carrying amount	$403.6	$6.2	$(14.3)	$—	$(0.6)	$394.9
Accumulated amortization	(52.8)	—	—	(33.3)	—	(86.1)
Total intangible assets, net	$350.8	$6.2	$(14.3)	$(33.3)	$(0.6)	$308.8

	As of December 28, 2023	Additions (5)	Disposals	Amortization	Integration and other encumbered theater payments (4)	As of December 26, 2024
Gross carrying amount	$409.3	$0.7	$—	$—	$(6.4)	$403.6
Accumulated amortization	(15.0)	—	—	(37.8)	—	(52.8)
Total intangible assets, net	$394.3	$0.7	$—	$(37.8)	$(6.4)	$350.8

(1)
The additions to the Company's intangible assets during 2025 are due to (1) $5.4 million in intangible assets recognized in conjunction with the purchase of Spotlight in the fourth quarter of 2025 as discussed further within Note 5—Business Combinations, (2) $0.4 million related to the acquisition of datasets and (3) $0.4 million related to costs incurred to extend the useful life of the Company's intangible asset related to the ESA Parties by 5 years through the 2025 AMC Agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
During the first quarter of 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC and Cinemark to be settled on April 2, 2025. Cinemark, who held no membership units, remitted cash to settle the negative common membership unit adjustment. In connection with the Common Unit Adjustment Agreement and the AMC Termination Agreement, AMC returned all of its units and was forgiven any remaining negative common unit adjustment. These transactions resulted in a reduction of the intangible asset of $0.1 million during the year ended January 1, 2026. As of January 1, 2026, AMC and Cinemark held no ownership interest in NCM LLC.
(3)
During the second quarter of 2025, the Company and AMC entered into the 2025 AMC Agreement and the AMC Termination Agreement. As a result of the agreements, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivables from AMC totaling $10.6 million within 'Amounts due from ESA Parties' on the Company's audited Consolidated Balance Sheet. The net impact of these reversals was recorded as a $14.2 million reduction to the 'Intangible Assets, net of accumulated amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. Refer to Note 9—Related Party Transactions for additional detail surrounding the agreements.
(4)
Carmike had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC. As a result, AMC made integration and other encumbered theater payments over the remaining term of those agreements until the AMC Termination Agreement became effective on July 1, 2025. For the year ended January 1, 2026 and December 26, 2024, NCM LLC recorded a reduction to net intangible assets of $0.6 million and $6.4 million, respectively, related to integration and other encumbered theater payments due from AMC. During the year ended January 1, 2026 and December 26, 2024, AMC and Cinemark paid a total of $0.8 million and $1.2 million, respectively, related to integration and other encumbered theater payments.
(5)
During the quarter ended June 27, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark, with a net impact of $0.7 million to the intangible asset.

As of January 1, 2026 and December 26, 2024, the Company’s intangible assets related to the ESA Parties, net of accumulated amortization, was $186.8 million and $212.3 million, respectively, with weighted average remaining lives of 15.1 years and 11.6 years, respectively.

As of January 1, 2026 and December 26, 2024, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $63.8 million and $68.5 million, respectively, with weighted average remaining lives of 13.6 years and 14.6 years, respectively.

As of January 1, 2026 and December 26, 2024, the Company’s intangible assets related to the customer relationships, net of accumulated amortization, was $45.1 million and $57.6 million, respectively, with weighted average remaining lives of 3.6 years and 4.6 years, respectively.

As of January 1, 2026 and December 26, 2024, the Company’s intangible assets related to trademark, net of accumulated amortization, was $10.5 million and $12.4 million, respectively, with weighted average remaining lives of 5.6 years and 6.6 years, respectively.

As of January 1, 2026, the Company’s intangible assets related to the datasets, net of accumulated amortization, was $0.3 million, respectively, with weighted average remaining lives of 1.8 years. This asset was obtained during the quarter ended June 26, 2025.

As of January 1, 2026, the Company’s intangible assets related to the Spotlight exhibitors, net of accumulated amortization, was $4.7 million, respectively, with weighted average remaining lives of 11.9 years. This asset was obtained during the quarter ended January 1, 2026.

As of January 1, 2026, the Company’s intangible assets related to noncompetition agreements, net of accumulated amortization, was $0.4 million, respectively, with weighted average remaining lives of 4.9 years. This asset was obtained during the quarter ended January 1, 2026.

As of January 1, 2026, the Company’s intangible assets related to the trade name - Spotlight, net of accumulated amortization, was $0.3 million, respectively, with weighted average remaining lives of 7.9 years. This asset was obtained during the quarter ended January 1, 2026.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2026	$31.9
2027	$31.9
2028	$31.8
2029	$26.7
2030	$19.2
Thereafter	$167.3

7.
INCOME TAXES

The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2022 through 2024 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2021 through 2024, in general are eligible for examination by various state revenue services.

Recently enacted tax legislation—On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company continues to maintain a full valuation allowance on its net deferred tax assets and this new legislation did not have a material impact on the Company.

Tax Receivable Agreement—On the IPO date, NCM, Inc. and the ESA Parties entered into a TRA. Under the terms of this agreement, NCM, Inc. will make cash payments to the ESA Parties in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2023 tax year, the Company paid the ESA Parties $0.0 million in the year ended December 26, 2024. For the 2024 tax year, the Company paid $1.3 million in 2025 and expects to pay an additional $0.8 million in 2026 to Cinemark. For the 2025 tax year, the Company expects to pay $2.1 million in 2026 to Cinemark.

NCM, Inc. recorded a long-term payable to the ESA Parties related to the TRA. The Company recorded a decrease of $30.2 million and an increase of $4.2 million to the “Payable to ESA Parties under the tax receivable agreement” during the years ended January 1, 2026 and December 26, 2024, respectively. The decrease in the payable under the TRA during the year ended January 1, 2026 was driven primarily by: 1) a decrease of $3.7 million due to differences between the Company's actual and projected performance and future projected performance as recorded within '(Gain) loss on re-measurement of the payable under the tax receivable agreement' on the audited Consolidated Statement of Operations and 2) in accordance with the AMC Termination Agreement, AMC waived all rights and interests as to the TRA and the Company reduced the 'Payable under the TRA' on the audited Consolidated Balance Sheets for the amounts recorded associated with AMC of $24.8 million. The cancellation of this payable was considered akin to a lease incentive related to the modification of the short-term operating lease of AMC's screens under ASC 842—Leases and it was recorded against the intangible asset for the ESA Parties upon the effectiveness of the AMC Termination Agreement within the year ended January 1, 2026. The adjustment will reduce amortization expense of the intangible over the remainder of its useful life, which is considered akin to lease expense. The increase in the payable under the TRA during the year ended December 26, 2024 was driven primarily by a change in calculation methodology to also include forecasted book income for the next two years in addition to the current year, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic. The increase in the year ended December 28, 2023 was primarily due to the increase in NCM, Inc.’s ownership percentage of NCM LLC. The ownership related changes to the “Payable to ESA Parties under the tax receivable agreement” were recorded within “Additional paid in capital” on the Consolidated Balance Sheet and the non-ownership related changes were recorded within “Non-operating income” within the Consolidated Statements of Operations. For the year ended December 28, 2023, following the Regal Termination Agreement whereby Regal waived all rights and interests as to the TRA, the Company reduced the “Payable under the TRA” on the Consolidated Balance Sheets for the amounts expected to be owed to Regal. This decrease was ultimately offset by the increase in the ‘Payable under the TRA’ on the Consolidated Balance Sheets due to the additional basis created upon the revaluation and reconsolidation of NCM LLC on the Effective Date.

Provision for Income Taxes—The Company's total income taxes are as follows (in millions).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Current:
Federal	$—	$—	$—
State (1)	—	0.2	—
Total current income tax expense	—	0.2	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred income tax expense	—	—	—
Total income tax provision on Consolidated Statements of Operation	$—	$0.2	$—

(1)
The majority of the current income tax expense relates to taxes in Colorado, California and New Jersey for the year ended December 26, 2024.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of January 1, 2026, December 26, 2024 and December 28, 2023 was (in millions):

	Year Ended
	January 1, 2026
Provision calculated at federal statutory income tax rate:
Income before income taxes	$(2.2)
Less: Noncontrolling interests	—
Income attributable to NCM, Inc.	(2.2)	21.0%
Domestic Federal
Nontaxable and nondeductible items
Executive compensation limitation	1.7	(15.8)%
Deemed payment on write-off of affiliate assets (1)	28.6	(270.3)%
Excess tax deficiency on share-based compensation pay	(0.4)	4.1%
Other	0.1	(1.3)%
Change in the valuation allowance (2)	(26.2)	247.7%
Projected executive compensation limitations	(1.2)	10.9%
Domestic state and local income taxes, net of federal effect	(0.4)	3.7%
Total income tax provision	$0.0	0.0%

(1)
This relates to the change in the provision for income taxes following the 2025 AMC Agreement, driven by the treatment of the write-off of AMC related tax assets as in substance cash payments.
(2)
Refer to the discussion of changes to the valuation allowance during the year ended January 1, 2026 within the Deferred Tax Assets table below.

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

(1)
Refer to the discussion of changes to the valuation allowance during the year ended December 28, 2023 within the Deferred Tax Assets table below.

Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	January 1, 2026	December 26, 2024
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$51.4	$136.7
Share-based compensation	1.7	0.8
Net operating losses (1)	61.7	27.2
Accrued bonus	0.2	—
Business interest expense limitation	4.1	4.3
Capital loss carryover (1)	41.6	—
Other	0.1	0.1
Total gross deferred tax assets	160.8	169.1
Valuation allowance (2)	(160.8)	(169.1)
Total deferred tax assets, net of valuation allowance	$—	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Company recognized a deferred tax asset in the amount of $51.4 million and $136.7 million as of January 1, 2026 and December 26, 2024, respectively, associated with the basis difference in our investment in NCM LLC. The difference is driven primarily by the large ordinary and capital loss resulting from write-off of certain of NCM LLC tax assets associated with the 2025 AMC Agreement. These losses resulted in the increases within the net-operating losses deferred tax asset and the capital loss carryover deferred tax asset as a result.
(2)
The Company evaluated its deferred tax assets as of January 1, 2026 and December 26, 2024 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2021 and 2020, the effect of which continued into 2022 and 2023. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse.

Income taxes paid—A reconciliation of the income taxes paid for the year ended January 1, 2026 and December 26, 2024 was (in dollars):

	Year Ended
	January 1, 2026	December 26, 2024
Income taxes paid
US Federal	$—	$—
US state and local
Ohio Municipalities (1)	—	62,356
Tennessee (1)	13,000	5,359
New Hampshire (1)	(2,427)	18,506
Texas (1)	1,543	(8,552)
Other (1)	900	688
Foreign	—	—
Total income tax paid	$13,016	$78,357

(1)
These payments relate to income taxes at NCM, LLC.

Carryforwards—As of January 1, 2026, the Company had gross federal net operating loss carryforwards of approximately $235.2 million of which $235.0 million will be carried forward indefinitely. As of January 1, 2026, the Company had gross state net operating loss carryforwards of approximately $216.2 million, of which $157.5 million will expire between 2025 and 2047 and $58.7 million will be carried forward indefinitely. As of January 1, 2026 and December 26, 2024, the Company had gross federal research and experimentation tax credit carryforwards of approximately $1.5 million, which expire at various dates between 2033 and 2039.

8.
EQUITY

As of January 1, 2026, the Company has authorized capital stock of 260,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were 93,353,604 shares of common stock issued and outstanding and 50 shares of preferred stock issued and outstanding as of January 1, 2026.

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

On April 11, 2023, the historical Equity balances of NCM LLC were deconsolidated from the Consolidated Financial Statements. On August 7, 2023, the Company accounted for the NCM LLC reconsolidation as a business combination under ASC 805—Business Combinations and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of reconsolidation, the Effective Date, with no allocation to any equity balances. The reconsolidation reduced NCM LLC’s equity balances to $0 and removed the impact of the IPO discussed above. For further information regarding the deconsolidation and reconsolidation of NCM LLC, refer to Note 5 - Business Combinations.

9.
RELATED PARTY TRANSACTIONS

ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark and Regal which are outlined below.

AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure distributed in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waived AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases, as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments, and released the receivable under the Common Unit Adjustment Agreement within 'Amounts due from ESA Parties' on the Company's audited Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC, and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of accumulated amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 6—Intangible Assets, Note 7—Income Taxes, and Note 13—Commitments and Contingencies for additional detail surrounding these agreements. When AMC remained a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and was a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC participated in the annual Common Unit Adjustment and received available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC was greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. During the first quarter of 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for AMC to be settled on April 2, 2025. In connection with the Common Unit Adjustment Agreement and the AMC Termination Agreement, AMC returned all of its units and was forgiven any remaining negative common unit adjustment. As of January 1, 2026, AMC’s ownership was 0.0% of NCM LLC and 0.0% NCM, Inc.

Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 common membership units to Cinemark. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. During the first quarter of 2025, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for Cinemark to be settled on April 2, 2025. Cinemark, who held no membership

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units, remitted cash to settle the negative common membership unit adjustment. As of January 1, 2026, Cinemark’s ownership was 4.7% of NCM, Inc. and 0.0% of NCM LLC.

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
•
Common Unit Adjustment Agreement. The Common Unit Adjustment Agreement provides a mechanism for increasing or decreasing the membership units held by Cinemark based on the acquisition or construction of new theaters or sale of theaters that are operated by Cinemark and included in NCM LLC’s network.
•
Common Unit Membership Redemption. The NCM LLC Operating Agreement provides a redemption right of the Cinemark to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
•
Tax Receivable Agreement. The TRA provides for the effective payment by NCM, Inc. to Cinemark of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of certain increases in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from the IPO and related transactions.
•
Software License Agreement. At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from Cinemark to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and the Cinemark, if any.

Following is a summary of the related party transactions between the Company and its related parties (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
Included in the Consolidated Statements of Operations:	January 1, 2026	December 26, 2024	December 28, 2023
Revenue:	(1)	(1)	(1)
Beverage concessionaire revenue (included in advertising revenue) (2)	$—	$—	$4.1
Management fee reimbursement (3)	$—	$—	$10.1
Looking Glass Media revenue (4)	$0.1	$—	$—
Operating expenses:
Theater exhibition fees (5)	$—	$—	$16.5

(1)
For the years ended January 1, 2026, December 26, 2024 and December 28, 2023, there was no related party activity subsequent to the deconsolidation of NCM LLC on April 11, 2023 for AMC, Cinemark and Regal.
(2)
For the year ended December 28, 2023, Regal and Cinemark each purchased 60 seconds of on-screen advertising time (all ESA Parties have a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
(3)
Comprised of payments from NCM LLC to NCM, Inc. for managing NCM LLC during the period where NCM LLC was deconsolidated of April 11, 2023 through August 7, 2023.
(4)
As part of the acquisition of Spotlight, the Company acquired a 25.0% ownership of Looking Glass Media, a local sales organization specializing in cinema advertising. Looking Glass Media sells local advertising on Spotlight's behalf. This revenue represents the portion of the proceeds collected by Looking Glass Media remitted to Spotlight for delivering the respective ads on the Spotlight Cinema Network. As of January 1, 2026, NCM had an accounts receivable balance with Looking Glass Media of $0.3 million included within “Receivables, net of allowance” on the audited Consolidated Balance Sheets.
(5)
Comprised of payments per theater attendee, payments per digital screen with respect to the ESA Party theaters included in the Company’s network, payments for access to higher quality digital cinema equipment and payments to Cinemark and Regal for their portion of the Platinum Spot revenue for the utilization of the theaters post-showtime in accordance with the 2019 ESA Amendments.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears, contingent upon the Company's compliance with the covenants outlined within the 2025 Revolving Credit Facility. The portion of positive available cash due to ESA Parties is accrued within the “Amounts due to ESA Parties, net” on the audited Consolidated Balance Sheets. The portion of positive available cash due to NCM, Inc. is eliminated upon consolidation. As AMC, Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of January 1, 2026. The available cash owed from NCM LLC as of January 1, 2026 and December 26, 2024 were as follows (in millions):

	Years Ended
	January 1, 2026	December 26, 2024
NCM, Inc.	$52.7	$46.3
Total	$52.7	$46.3

The Company generated available cash by NCM LLC to NCM, Inc. for the quarter ended January 1, 2026 of $30.8 million ($30.8 million for NCM, Inc.). The Company generated negative available cash of $13.4 million and $3.7 million in the first and second quarter of 2025, respectively, and positive available cash of $7.1 million in the third quarter of 2025. The cumulative negative available cash balance as of January 1, 2026 is $238.6 million (including $182.3 million for NCM, Inc. and $56.3 million for Cinemark). In accordance with the terms of the NCM LLC Operating Agreement, these amounts can only be offset against positive available cash within the second quarter of future years. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion.

AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC was $0.8 million and $0.8 million as of January 1, 2026 and December 26, 2024, respectively. NCM LLC received cash distributions from AC JV, LLC of $0.6 million, $1.2 million and $0.6 million, during the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.6 million, $1.2 million and $0.6 million during the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively, which are included in “Other non-operating income, net” in the audited Consolidated Statements of Operations.

10.
BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of January 1, 2026 and December 26, 2024 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	January 1, 2026	December 26, 2024	Maturity Date	Interest Rate
2025 Credit Facility	$12.0	$—	January 24, 2028	(1)
Revolving Credit Facility 2023	—	10.0	August 7, 2026	(1)
Total borrowings	12.0	—
Total borrowings, net	12.0	—
Carrying value of long-term debt	$12.0	$—

(1)
The interest rates on the revolving credit facilities are described below.

Debt Agreement—On January 24, 2025, NCM LLC entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. During the year ended January 1, 2026 NCM LLC has drawn $22.0 million from the facility and repaid $10.0 million of the facility resulting in an outstanding balance under the 2025 Credit Facility of $12.0 million as of January 1, 2026. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of January 1, 2026, NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $32.4 million, net of letters of credit of $0.6 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at January 1, 2026, including limitations on NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility. As of January 1, 2026, NCM LLC’s fixed charge coverage ratio was 13.5 to 1.0 (versus the required minimum ratio of 1.50 to 1.00) and NCM LLC's maximum leverage ratio was 0.4 to 1.0 (versus the required ratio of 2.25 to 1.0).

Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC had access to under the Revolving Credit Facility 2023 was $55,000,000. The proceeds of the Revolving Credit Facility 2023 could have

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 was to mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 was a base rate of SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period began upon (i) an event of default or (ii) if availability was less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ended only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability was greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represented the only amount outstanding under the Revolving Credit Facility 2023 at any time. The Revolving Credit Facility 2023 also contained customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions.

In connection with entering into the 2025 Credit Facility, NCM LLC repaid the $10.0 million balance outstanding in full and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. This resulted in a loss on debt extinguishment of $1.8 million within the year ended January 1, 2026.

Pre-Chapter 11 Case Debt—The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. As of August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged and the historical credit agreements were terminated.

Future Maturities of Borrowings—The scheduled annual maturities on the 2025 Credit Facility as of January 1, 2026 are as follows (in millions):

Year	Amount
2026	$—
2027	—
2028	12.0
2029	—
2030	—
Thereafter	—
Total	$12.0

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

The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,388,302 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the original award. As of January 1, 2026, 4,594,395 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Cost—The Company recognized $9.3 million, $12.2 million and $4.5 million for the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively, of share-based compensation expense within “Network operating costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Operations as shown in the table below (in millions):

	Years ended
	January 1, 2026	December 26, 2024	December 28, 2023
Share-based compensation costs included in network operating costs	$0.3	$0.5	$0.3
Share-based compensation costs included in selling and marketing costs	1.2	1.7	0.7
Share-based compensation costs included in administrative and other costs	7.8	10.0	3.5
Total share-based compensation costs	$9.3	$12.2	$4.5

During the years ended January 1, 2026, December 26, 2024 and December 28, 2023, $0.0 million, $0.0 million and $0.1 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of January 1, 2026, there was less than $1.0 million of unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 0.6 years. As of January 1, 2026, unrecognized compensation cost related to restricted stock units was approximately $7.8 million, which will be recognized over a weighted average remaining period of 1.5 years.

Stock Options—The Company granted stock options during 2025 and 2023 that remain unvested as of January 1, 2026. A portion of the stock options awarded were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The remaining portion of stock options awarded were granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted were adjusted to include the Company's cost of equity in order to incorporate the impact of the option's premium price and simulate a lattice model which resulted in an expected term in excess of the contractual term of 10 years. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no option awards granted for the year ended December 26, 2024. The following assumptions were used in the valuation of the options for the year ended January 1, 2026 and December 28, 2023:

	Year Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Expected term (in years)	38.4	—	6.6
Risk free interest rate	4.4%	—%	4.1%
Expected volatility	64.0%	—	86.4%
Dividend yield	1.9%	—%	—%

A summary of option award activity as of January 1, 2026, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 26, 2024	234,779	$42.50	6.3	$—
Granted	250,000	$35.00	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding as of January 1, 2026	484,779	$38.63	7.4	$—
Exercisable as of January 1, 2026	226,446	$42.77	5.2	$—
Vested and expected to vest as of January 1, 2026	234,688	$42.50	5.3	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued dividend equivalents are subject to forfeiture during the vesting period should the underlying units not vest. As of January 1, 2026, December 26, 2024 and December 28, 2023, accrued dividend equivalents totaled $0.2 million, $0.0 million and $0.3 million, respectively and during the years ended January 1, 2026, December 26, 2024 and December 28, 2023, the Company paid $0.1 million, $0.3 million and $0.5 million, respectively, for dividend equivalents upon vesting of the restricted stock units. During the year ended January 1, 2026, the Company issued time-based restricted stock units to its employees which vest over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock units which vest following a cumulative three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Certain other vesting periods have also been used. The Company also grants restricted stock units to its non-employee directors that vest after approximately one year. In the year ended December 26, 2024, the Company issued grants to certain employees under a management incentive plan related to the Company's emergence from the Chapter 11 Case. The structure and size of these grants differed from historical grants. The grants consisted of time-based restricted stock units which vest over a three-year period, with 30% vesting at the end of fiscal year 2024, 7.5% vesting each quarter of 2025 and 10% vesting each quarter of 2026. The grants also included performance-based restricted stock units which vest in three equal tranches, each with a one-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of each measurement period and market-based restricted stock units which vest at any point before the end of 2026 to the extent that the Company achieves specified shareholder value prior to the end of the measurement period.

All restricted stock units will be settled in shares of the Company’s common stock. The grant date fair value of the time-based and performance-based restricted stock units is based on the closing market price on NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The grant date fair value of the market-based restricted stock units was calculated using a Monte Carlo simulation model. This model considers various subjective assumptions as inputs which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life. The RSU awards include the right to receive dividend equivalents, subject to vesting. The weighted average grant date fair value of non-vested stock was $5.53, $3.51 and $3.42 for the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively. The total fair value of awards that vested during the years ended January 1, 2026, December 26, 2024 and December 28, 2023 was $5.7 million, $9.6 million and $7.1 million, respectively.

A summary of restricted stock unit activity as of January 1, 2026, and changes during the year then ended are presented below:

	Number of Restricted Stock Units (1)	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 26, 2024	5,436,562	$4.02
Granted	1,521,936	$5.53
Vested (2)	(1,740,331)	$4.45
Forfeited	(262,417)	$5.18
Non-vested balance as of January 1, 2026	4,955,750	$4.55

(1)
Includes unvested 3,053,509 shares of performance-based restricted stock units as of December 26, 2024, 515,171 shares granted during the year and 121,288 shares forfeited during the year, resulting in 2,886,077 unvested shares of performance-based restricted stock units as of January 1, 2026.
(2)
Includes 88,637 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable. No shares of the performance-based restricted stock will be issued if the specified targets are not met. As of January 1, 2026, the total number of performance-based restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock units is 215,364 shares.

12.
EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.4 million, $0.2 million and $0.0 million during the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively. In response to the COVID-19 Pandemic and Chapter 11 Case, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 28, 2023, which was reinstated at the beginning of 2024.

13.
COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments-Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $8.8 million and short-term and long-term lease liabilities of $1.5 million and $9.3 million, respectively, on the balance sheet as of January 1, 2026 for all material leases with terms longer than twelve months. As of December 26, 2024 the Company had ROU assets of $12.2 million and short-term and long-term lease liabilities of $1.7 million and $12.5 million, respectively, for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Long-term lease liabilities”, respectively, on the audited Consolidated Balance Sheets. As of January 1, 2026, the Company had a weighted average remaining lease term of 7.5 years on these leases.

The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.

On December 8, 2025, the Company entered into a lease modification with the landlord for the Company's headquarter office space in Centennial, Colorado. The commencement of the new leased asset and the termination of the current leased asset are contingent upon landlord-controlled construction and the associated timing of completion is uncertain as of January 1, 2026. Once complete, the Company will lease the new premises for a term of 11 years and will vacate the current premises prior to the original end date of June 2028.

During the year ended January 1, 2026, December 26, 2024 and December 28, 2023, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Years Ended
	January 1, 2026	December 26, 2024	December 28, 2023
Operating lease cost	$2.3	$2.3	$3.2
Variable lease cost	0.2	0.1	0.5
Total lease cost	$2.5	$2.4	$3.7

The Company made lease payments for the year ended January 1, 2026, December 26, 2024 and December 28, 2023 of $2.4 million, $2.0 million and $3.6 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancellable operating leases as of January 1, 2026 were as follows (in millions):

Year	Minimum Lease Payments
2026	$1.9
2027	1.9
2028	1.6
2029	1.2
2030	1.2
Thereafter	4.3
Total	12.1
Less: Imputed interest on future lease payments	(1.3)
Total lease liability as of January 1, 2026 per the Consolidated Balance Sheet	$10.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of January 1, 2026, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 3.7%.

Operating Commitments - ESAs and Affiliate Agreements—The Company has entered into long-term ESAs with the ESA Parties and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 6—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the Consolidated Statement of Operations. The Company recorded $18.8 million, $23.4 million and $16.7 million in amortization of these intangible assets in the years ended January 1, 2026, December 26, 2024 and December 28, 2023, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliates' theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of January 1, 2026, December 26, 2024 and December 28, 2023, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs upon identification of a third-party vendor.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if the amount paid under the revenue share arrangement is less than the guaranteed amount. As of January 1, 2026, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $315.7 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees relate to various affiliate agreements ranging in term from one to nine years, prior to any renewal periods of which some are at the option of the Company. During the year ended January 1, 2026, December 26, 2024 and December 28, 2023, the Company paid $1.0 million, $0.1 million and $0.0 million, respectively, related to these minimum guarantees. As of January 1, 2026 and December 26, 2024, the Company had $1.1 million and $0.7 million, respectively, in liabilities recorded within “Accounts payable” in the Consolidated Balance Sheets for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other investments consisted of the following (in millions):

	As of
	January 1, 2026	December 26, 2024
Investment in AC JV, LLC	$0.8	$0.8
Other investments	7.3	3.0
Total	$8.1	$3.8

The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy. The increase in ‘Other investments’ from December 26, 2024 to January 1, 2026 is due to a $2.0 million cash investment in an entertainment company and advertising services performed in exchange for equity in various companies. During the years ended January 1, 2026 and December 26, 2024, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments, which resulted in the investments totaling $8.1 million as of January 1, 2026.

Borrowings—The carrying amount of the 2025 Credit Facility is considered a reasonable estimate of fair value due to its floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. There were no Company assets and liabilities measured on a recurring basis as of January 1, 2026, including cash equivalents or marketable securities. The fair values of the Company’s assets and liabilities measured on a recurring basis as of December 26, 2024 pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

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
15.
VALUATION ACCOUNT

The Company’s valuation allowance on deferred tax assets for the year ended January 1, 2026 and December 26, 2024 was as follows (in millions):

	Years ended
	January 1, 2026	December 26, 2024
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$169.1	$146.0
Valuation allowance added (1)	—	23.1
Valuation allowance reversed	(8.4)	—
Balance at end of period	$160.7	$169.1
(1)
The changes within the valuation allowance during the year ended January 1, 2026 and December 26, 2024 and relate to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire.

16. SUBSEQUENT EVENTS

Dividend—On February 26, 2026, the Company declared a cash dividend of $0.03 per share (approximately $2.8 million in the aggregate) on each share of the Company’s common stock (not including outstanding restricted stock units which will accrue dividends until the shares vest) to stockholders of record on March 9, 2026 to be paid on March 23, 2026.

Share Repurchase Program—Subsequent to the year ended January 1, 2026, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 209,757 shares were repurchased on the open market for $0.8 million. In accordance with ASC 505—Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.

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

Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of January 1, 2026, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective. In accordance with guidance issued by the Securities and Exchange Commission allowing for the exclusion of an assessment of an acquired business's internal control over financial reporting from the registrant's final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred, management has excluded Spotlight Cinema Networks from our 2025 evaluation. Spotlight Cinema Networks was acquired on November 14, 2025 and constituted 2.7% of total assets as of January 1, 2026 and 1.0% of total revenue for the year ended January 1, 2026.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of January 1, 2026 was effective.

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

The effectiveness of our internal control over financial reporting as of January 1, 2026 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders National CineMedia, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of National CineMedia, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 1, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 1, 2026, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Spotlight Cinema Networks, LLC (“Spotlight”), a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 2.7 and 1.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 1, 2026. As indicated in Management’s Report, Spotlight was acquired during the year ended January 1, 2026. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Spotlight.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

February 26, 2026

Item 9B. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. Other than as set forth below, during the three months ended January 1, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

On November 17, 2025, Ronnie Ng, our Chief Financial Officer, terminated the written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act entered into in December 2024 and amended in August 2025.

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

(b) Exhibits

Refer to Exhibit Index, beginning on page 93.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		The Bylaws, as amended March 17, 2025.	10-Q	001-33296	3.1	5/6/2025

3.2		Second Amended and Restated Certificate of Incorporation as amended.	10-Q	001-33296	3.1	11/7/2023

3.3		Certificate of Designation Series B Preferred Stock, dated August 7, 2023.	8-K	001-33296	3.1	8/7/2023

4.1	*	Description of the Registrant’s Securities

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc., as amended through March 18, 2024.	10-K	001-33296	10.1	3/6/2025

10.2	▲	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	10-K	001-33296	10.2.4	2/21/2014

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.2.2	▲	Second Amended and Restated Exhibitor Services Agreement, dated April 17, 2025, between National CineMedia, LLC, American Multi-Cinema, Inc., Muvico, LLC, and the other parties thereto	10-Q	001-33296	10.1	10/30/2025

10.2.3	▲	Joint Venture Termination and Settlement Agreement, dated April 17, 2025, between American Multi-Cinema, Inc., National CineMedia, LLC, and National CineMedia, Inc.	10-Q	001-33296	10.2	5/6/2025

10.3	▲	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc.	10-K	001-33296	10.3.4	2/21/2014

10.3.1	▲	First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.1	9/17/2019

10.3.2		Second Amendment to Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Cinemark USA, Inc.	10-Q	001-33296	10.4	8/8/2022

10.4	▲	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American	8-K	001-33296	10.6	2/16/2007

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
		Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc.

10.5		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.5.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.6		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.7		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.8		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.9		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.10		Director Designation Agreement, dated as of August 7, 2023, among National CineMedia, Inc., the Consenting Creditor Designation Committee, and Blantyre Capital Limited.	8-K	001-33296	10.3	8/7/2023

10.11		Loan and Security Agreement, dated as of January 24, 2025, by and among National CineMedia, LLC, as Borrower, the other credit parties party thereto from time to time, and U.S. Bank National Association, as Bank	8-K	001-33296	10.1	1/27/2025

10.11.1		Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2025, by and between National CineMedia, LLC, as Borrower, and U.S. Bank National Association, as Bank	10-Q	001-33296	10.2	5/6/2025

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.12		Joint Venture Termination and Settlement Agreement, dated June 3, 2023.	10-Q	001-33296	10.6	8/1/2023

10.13	▲	Network Affiliate Transaction Agreement by and between National CineMedia, LLC and Regal Cinemas, Inc, dated June 3, 2023.	10-Q	001-33296	10.5	8/1/2023

10.14		Second Amended and Restated Employment Agreement, dated December 22, 2025, by and between National CineMedia, Inc. and Thomas F. Lesinski+	8-K	001-33296	10.1	12/23/2025

10.15		Employment Agreement dated September 5, 2024 between National CineMedia, Inc. and Ronnie Y. Ng.+	10-Q	001-33296	10.1	11/5/2024

10.16		Amended and Restated Employment Agreement, dated December 22, 2025, by and between National CineMedia, Inc. and Maria Woods+	8-K	001-33296	10.2	12/23/2025

10.17		Form of Indemnification Agreement.+	8-K	001-33296	10.1	2/13/2007

10.18		Form of Indemnification Agreement (August 2018).+	10-Q	001-33296	10.3	8/7/2018

10.19		National CineMedia, Inc. 2016 Equity Incentive Plan.+	S-8	001-33296	4.1	4/29/2016

10.20		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.21		First Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of May 4, 2022.+	8-K	001-33296	10.1	5/9/2022

10.22		Second Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of November 2, 2023.+	8-K	001-33296	10.1	11/7/2023

10.23		Form of 2019 Stock Option Agreement.+	10-Q	001-33296	10.4	11/4/2019

10.23.1		Form of 2020 Stock Option Agreement.+	10-Q	001-33296	10.5	8/3/2020

10.24		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director.+	10-Q	001-33296	10.7	8/3/2020

10.24.1		Form of Restricted Stock Unit Agreement (Time Based) - Emergence Grants.+	8-K	001-33296	10.1	2/2/2024

10.24.2		Form of Restricted Stock Unit Agreement (Performance Based) - Emergence Grants.+	8-K	001-33296	10.2	2/2/2024

10.24.3	*	Form of Restricted Stock Unit Agreement (Time Based).+

10.24.4	*	Form of Restricted Stock Unit Agreement (Performance Based).+

19.1	*	Insider Trading Policy

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
23.2	*	Consent of Grant Thornton LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer and Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

97.1		Incentive Compensation Recoupment Policy	10-K	001-33296	97.1	3/18/2024

101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract.

▲ Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	February 26, 2026	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2026.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer)

	/s/ Ronnie Ng	Chief Financial Officer
	Ronnie Ng	(Principal Financial and Accounting Officer)

	*	Director
Nicholas Bell

	*	Director
David Glazek

	*	Director
Juliana F. Hill

	*	Director
Kelly Campbell

	*	Director
Joseph Marchese

	*	Director
Simon Mullaly

*By:	/s/ Maria Woods	Attorney-in-fact
Maria Woods