Form 10-Q
period 2026-04-02
National CineMedia, Inc.
filed 2026-05-12
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2026

or

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

As of May 7, 2026, 93,780,289 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	April 2, 2026	January 1, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.6	$34.6
Restricted cash	3.0	3.0
Receivables, net of allowance of $0.9 and $1.1, respectively	70.1	96.5
Prepaid expenses and other current assets	4.1	4.0
Total current assets	125.8	138.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $9.9 and $8.4, respectively	18.3	19.4
Intangible assets, net of accumulated amortization of $94.1 and $86.1, respectively	300.3	308.8
Goodwill	0.5	0.5
Other investments	8.9	8.1
Debt issuance costs, net	0.6	0.7
Other assets	14.3	15.0
Total non-current assets	342.9	352.5
TOTAL ASSETS	$468.7	$490.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$4.4	$6.8
Payable under the TRA	2.9	2.9
Accrued expenses	1.6	1.9
Accrued payroll and related expenses	6.5	12.1
Accounts payable	26.1	26.1
Deferred revenue	26.3	10.8
Other current liabilities	1.5	1.5
Total current liabilities	69.3	62.1
NON-CURRENT LIABILITIES:
Long-term debt	12.0	12.0
Payable under the TRA	32.8	30.9
Long-term lease liabilities	8.8	9.3
Other long-term liabilities	1.0	0.9
Total non-current liabilities	54.6	53.1
Total liabilities	123.9	115.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 93,566,330 and 93,353,604 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	138.0	136.5
Retained earnings	204.3	236.4
Total NCM, Inc. stockholders’ equity	344.8	375.4
Noncontrolling interests	—	—
Total equity	344.8	375.4
TOTAL LIABILITIES AND EQUITY	$468.7	$490.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended
	April 2, 2026	March 27, 2025
REVENUE (including revenue from related parties of $0.4 and $0.0, respectively)	$34.0	$34.9
OPERATING EXPENSES:
Network operating costs	4.0	3.1
Theater exhibition fees	24.6	21.7
Selling and marketing costs	9.5	10.7
Administrative and other costs	13.3	12.9
Depreciation expense	1.5	1.1
Amortization expense	8.0	9.3
Total	60.9	58.8
OPERATING LOSS	(26.9)	(23.9)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.2	0.2
Interest income	(0.2)	(0.6)
Loss on re-measurement of the payable under the tax receivable agreement	1.9	5.5
Loss on debt extinguishment	—	1.8
Other non-operating income, net	(0.2)	(0.1)
Total	1.7	6.8
LOSS BEFORE INCOME TAXES	(28.6)	(30.7)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(28.6)	(30.7)
Less: Net loss attributable to noncontrolling interests	—	—
NET LOSS ATTRIBUTABLE TO NCM, INC.	(28.6)	(30.7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(28.6)	$(30.7)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.31)	$(0.32)
Diluted	$(0.31)	$(0.32)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,209,273	95,385,062
Diluted	93,209,273	95,385,062

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2026	March 27, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(28.6)	$(30.7)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	1.5	1.1
Amortization expense	8.0	9.3
Non-cash share-based compensation	1.7	2.7
Loss on extinguishment of debt	—	1.8
Non-cash loss on re-measurement of the payable under the tax receivable agreement	1.9	5.5
Non-cash consideration received for advertising services	(0.9)	—
Other	(0.3)	—
Other cash flows from operating activities	—	0.4
Changes in operating assets and liabilities:
Receivables, net	26.6	38.7
Accounts payable and accrued expenses	(5.8)	(16.8)
ESA amounts due to/from, net	(2.4)	(0.8)
Prepaid expenses	0.4	—
Deferred revenue	15.8	(5.2)
Other, net	0.2	—
Net cash provided by operating activities	18.1	6.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(0.3)	(0.7)
Proceeds received from equity method investment	0.2	—
Net cash used in investing activities	(0.1)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(2.8)	—
Purchases of NCM, Inc.'s common stock	(1.0)	(8.8)
Repayment of revolving credit facility	—	(10.0)
Payment of debt issuance costs	—	(1.5)
Repurchase of stock for restricted stock tax withholding	(0.2)	(0.1)
Net cash used in financing activities	(4.0)	(20.4)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14.0	(15.1)
Cash, cash equivalents and restricted cash at beginning of period	37.6	78.1
Cash, cash equivalents and restricted cash at end of period	$51.6	$63.0

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	April 2, 2026	March 27, 2025
Supplemental disclosure of non-cash financing and investing activity:
Accrued purchases of property and equipment	$0.1	$0.1
Increase in dividend equivalent accrual not requiring cash in the period	$0.1	$2.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.3	$0.1
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Interest
Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(9.4)	(1,455,668)	—	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(30.7)	—	—	—	—	—	(30.7)	—
Share-based compensation issued, net of tax	(0.1)	563,648	—	—	—	(0.1)	—	—
Share-based compensation expensed/capitalized	2.7	—	—	—	—	2.7	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—
Balance—March 27, 2025	$370.8	94,863,471	$2.5	50	$—	$130.4	$237.9	$—

Balance—January 1, 2026	$375.4	93,353,604	$2.5	50	$—	$136.5	$236.4	$—
Purchases of NCM, Inc.'s common stock	(0.6)	(209,757)	—	—	—	—	(0.6)	—
Comprehensive loss, net of tax	(28.6)	—	—	—	—	—	(28.6)	—
Share-based compensation issued, net of tax	(0.2)	422,483	—	—	—	(0.2)	—	—
Share-based compensation expensed/capitalized	1.7	—	—	—	—	1.7	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—
Balance—April 2, 2026	$344.8	93,566,330	$2.5	50	$—	$138.0	$204.3	$—

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

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 41 leading national and regional theater circuits including the only three national chains, Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). NCM’s cinema advertising platform consists of more than 17,500 screens in over 1,400 theaters. In November 2025, NCM extended its reach by acquiring Spotlight and the Spotlight Cinema Network, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. Spotlight and the Spotlight Cinema Network presents the CineLife® Show exclusively in 110 leading national and regional theater circuits consisting of more than 1,200 screens in over 200 theaters. In total, NCM’s cinema advertising platform, inclusive of Spotlight, consists of more than 18,500 screens in over 1,650 theaters in 185 Designated Market Areas® (“DMA®”), including all of the top 50.

The Company has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain network affiliates, including Regal, which grant the Company the exclusive right in their respective theaters to sell advertising, subject to limited exceptions. As of April 2, 2026, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 15.4 years. The network affiliate agreements expire at various dates between June 1, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.6 years as of April 2, 2026.

Other Developments

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (the “2026 Transformation Initiative”). The Company eliminated the positions of 9.3% of its workforce and is in the process of transitioning the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative is expected to be completed in the third quarter of 2026. In conjunction with this initiative, the Company reviewed all vendor relationships and is in the process of terminating its relationship with certain vendors resulting in an accrual of estimated termination fees of $2.6 million as of April 2, 2026.

On November 14, 2025, NCM LLC entered into the Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), the only U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. The acquisition of Spotlight adds high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to our platform, unlocking new advertising and preshow entertainment inventory across theaters nationwide. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM’s national theater network and extend NCM’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increases NCM’s national market share by more than 6.0% and expands its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. The Company paid $8.2 million of purchase consideration to acquire 100.0% of the ownership of Spotlight. Spotlight was consolidated within the Company's financial statements as of November 15, 2025.

On April 17, 2025, the Company and AMC entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure distributed in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waived AMC’s rights under certain agreements entered into at the time of the Company's IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases, as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Agreement or distribute NCM LLC's available cash to AMC, and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 5—Intangible Assets, Note 8—Income Taxes, and Note 9—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provided for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility has reduced the Company's overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of April 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Basis of Presentation

The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of January 1, 2026 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended January 1, 2026.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K, filed for the fiscal year ended January 1, 2026, contain a complete discussion of the Company’s significant accounting policies. The following is additional information related to the Company’s accounting policies.

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our lobby network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company’s trade receivables and unbilled receivables balances is accounted for through the allowance for credit losses, a contra asset account which reduces the net

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had one agency through which it sourced advertising revenue that accounted for 14.2% of the Company’s gross outstanding receivable balance, as of April 2, 2026 and did not have any agencies with advertising revenue that accounted for more than 10% of the Company's gross receivables as of January 1, 2026. During the three months ended April 2, 2026, and the three months ended March 27, 2025, the Company had no customers that accounted for more than 10.0% of the Company's revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record losses related to long-lived assets during the three months ended April 2, 2026 and March 27, 2025, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit and option grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense if management changes its estimate of the number of restricted stock units expected to vest in a specific period. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units and options that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units or options on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units or options is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares or options following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three months ended April 2, 2026 and March 27, 2025, 1.4 million, and 0.2 million restricted stock units were granted, respectively. During the three months ended April 2, 2026 and March 27, 2025, 0.4 million, and 0.6 million restricted stock units vested, respectively. Additionally, the Company recorded $1.7 million and $2.7 million in share-based compensation expense during the three months ended April 2, 2026 and March 27, 2025, respectively, within ‘Network operating costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Balance Sheets.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.2 million and 1.5 million shares repurchased on the open market during the three months ended April 2, 2026 and March 27, 2025, respectively. As the Company elected to retire the shares, in accordance with ASC 505 —Equity, upon their retirement, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $0.8 million and $9.0 million for the three months ended April 2, 2026 and March 27, 2025, respectively. As of April 2, 2026, 6.8 million shares have been repurchased on the open market since the program's inception.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The chief operating decision maker assesses performance for the one operating and reportable segment and decides how to allocate resources using consolidated net loss, as presented on the unaudited Condensed Consolidated Statements of Operations as ‘Consolidated net loss,’ among other measures. Consolidated net loss is presented herein as the primary measure as it most closely aligns with US GAAP. The chief operating decision maker uses consolidated net loss to decide whether to utilize profits to invest in the Company or to recommend actions to the Board of Directors such as stock repurchases or future dividends. Consolidated net loss is also utilized to monitor actual results as compared to budgeted expectations to assess the performance of the one operating and reportable segment and in establishing management’s compensation. The Company’s significant segment expenses are consistent with the operating expense financial statement line items as presented within the unaudited Condensed Consolidated Statements of Operations. The Company’s other segment items are consistent with the non-operating income and expense financial statement line items as presented within the unaudited Condensed Consolidated Statements of Operations.

The measure of segment assets used to allocate resources is total assets as reported on the unaudited Condensed Consolidated Balance Sheets, inclusive of cash and cash equivalents as well as accounts receivable as reported on the unaudited Condensed Consolidated Balance Sheets as ‘Cash and cash equivalents’ and ‘Receivables, net of allowance,’ respectively.

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three months ended April 2, 2026 and March 27, 2025, were $0.3 million and $0.7 million, respectively.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC, a variable interest entity wherein NCM, Inc. is the primary beneficiary, under the provisions of ASC 810—Consolidation. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. holds the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. has the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM, Inc. was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation. There were no changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests for the three months ended April 2, 2026 and March 27, 2025.

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three months ended April 2, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances on and after December 15, 2026. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements, but does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internally developed software costs. Under the new guidance, the accounting will better align with how software is developed and eliminates the stage-based rules by establishing a principles-based framework consistent with modern software development practices. This guidance is effective for issuances on and after December 15, 2027. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements, but does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

lobbies. In addition, the Company sells data and digital advertising through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit up to 90 seconds of advertising to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements at contractual rates outlined within the ESAs.

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

The Company has two significant customer contracts with a term in excess of one year that are noncancellable as of April 2, 2026. The remaining performance obligation under these contracts is $3.3 million as of April 2, 2026 and represents commitments for future advertising services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under these contracts within the next two years. Agreements with a duration of less than one year or a duration of longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

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

The following table summarizes revenue from contracts with customers for the three months ended April 2, 2026 and March 27, 2025 (in millions):

	Three Months Ended
	April 2, 2026	March 27, 2025
National advertising revenue	$27.5	$27.4
Local and regional advertising revenue	4.4	4.9
ESA advertising revenue from beverage concessionaire agreements	2.1	2.6
Total revenue	$34.0	$34.9

Deferred Revenue and Unbilled Accounts Receivable

The deferred revenue balance increases upon issuance of invoices to customers and decreases upon delivery of services and the resulting recognition of revenue. Revenue recognized in the three months ended April 2, 2026 that was included within the ‘Deferred revenue’ balance as of January 1, 2026, was $8.3 million. Revenue recognized in the three months ended March 27, 2025 that was included within the ‘Deferred revenue’ balance as of December 26, 2024, was $9.8 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of April 2, 2026 and January 1, 2026, the Company had $3.7 million and $4.2 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Balance Sheets.

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that the use of two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for credit losses balances for the three months ended April 2, 2026 and March 27, 2025, respectively, were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	April 2, 2026		March 27, 2025
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$0.8	$0.1	$1.2
Provision for bad debt	(0.1)	(0.1)	—	(0.1)
Write-offs, net	—	—	—	—
Balance at end of period	$0.2	$0.7	$0.1	$1.1

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

	Three Months Ended
	April 2, 2026	March 27, 2025
Net loss attributable to NCM, Inc. (in millions)	$(28.6)	$(30.7)
Weighted average shares outstanding:
Basic	93,209,273	95,385,062
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	93,209,273	95,385,062
Loss per NCM, Inc. share:
Basic	$(0.31)	$(0.32)
Diluted	$(0.31)	$(0.32)

The effect of the 3,265 weighted average exchangeable NCM LLC common units held by AMC for the three months ended March 27, 2025 have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. There were no exchangeable NCM LLC common units outstanding for the three months ended April 2, 2026. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, 7,897,066 and 5,347,564 stock options and non-vested restricted stock units for the three months ended April 2, 2026 and March 27, 2025, respectively, were excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4. BUSINESS COMBINATION

Acquisition of Spotlight Cinema Networks

On November 14, 2025, NCM LLC entered into the MIPA with Spotlight, a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight in exchange for cash consideration as outlined below. The acquisition of Spotlight adds high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory.

The following table summarizes the consideration transferred to acquire Spotlight (in millions):

Fair Value of consideration transferred:
Cash	$7.1
Contingent consideration	1.3
Less: Expected working capital adjustments	(0.2)
Total	$8.2

The contingent consideration was placed in an escrow account as of the acquisition date and will be released over the next three years as the required contract renewals are obtained for specified exhibitor agreements with upcoming expiration dates or as the exhibitors remain on the Spotlight Cinema Network for specified time periods. The fair value of the consideration and contingently returnable consideration are calculated utilizing the present value of payments by exhibitor probability weighted based on the respective estimated likelihood of renewal. The undiscounted maximum amount of contingent consideration is $1.6 million. Each

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

period, the Company will revalue the contingently returnable consideration to its fair value and record the related changes in the Consolidated Statement of Income. Changes in the contingently returnable consideration result from changes in assumptions regarding probabilities of successful achievement of exhibitor renewals, the estimated timing in which renewals are achieved and the discount rate used to estimate the fair value of the asset.

In connection with the acquisition of Spotlight Cinema Networks, the Company entered into transition agreements with various employees, transitional independent contractor agreements, and a transition services agreement with one of the sellers. The expense related to these agreements is recognized as the underlying services are performed. For the three months ended April 2, 2026, $0.1 million was included within ‘Network operating costs,’ $0.1 million was included within ‘Selling and marketing costs’ and $0.1 million was included within ‘Administrative and other costs’ as presented on the unaudited Condensed Consolidated Statement of Operations based upon the nature of the work being performed.

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

The acquired business contributed revenues of $1.6 million and net loss of $0.6 million to the Company for the three months ended April 2, 2026.

Pro Forma Financial Information (Unaudited) - Spotlight Cinema Network

The following represents the pro forma Consolidated Statement of Operations as if the Spotlight acquisition had been included in the consolidated results of the Company for the entire period for the quarter ended March 27, 2025.

Quarter Ended
27-Mar-25
Revenue	$37.4
Net Loss	$(31.0)

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and network affiliates agreements, customer relationships developed and maintained by the Company’s sales force, trademarks held and used by the Company, noncompete agreements acquired and datasets acquired and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. Subsequently acquired intangible assets are recorded at cost, or in the case of acquisitions, their estimated fair value. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the average renewable term of the contract with the network affiliates, industry standard lives for customer relationships and trademarks, the contract length for noncompete agreements and for the datasets, the shorter of the use rights outlined in the contract under which they were acquired and the estimated rate of obsolescence of the datasets' usefulness. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed.

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

Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC (through April 17, 2025) and Cinemark based on theater additions, new builds or dispositions during the previous year. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for either AMC (through April 17, 2025) or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. In the event that an adjustment is negative and either AMC or Cinemark did not have sufficient common membership units to return, the adjustment is satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. Upon the issuance of common membership units, the Company records an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. Subsequent to April 17, 2025 and in accordance with the AMC Termination Agreement, AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive NCM LLC Common Units.

During the quarter ended April 2, 2026, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for Cinemark. As Cinemark held no membership units, the Company recognized a receivable of $0.5 million and corresponding reduction of the intangible asset as of April 2, 2026 to settle the negative common membership unit adjustment.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA party, AMC (through April 17, 2025) or Cinemark, may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to their on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC is no longer required to make integration payments, and the $10.6 million in accrued integration payments owed by AMC was forgiven. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the year ended January 1, 2026, in accordance with the lease modification guidance outlined in ASC 842—Leases. During the three months ended April 2, 2026 and March 27, 2025, and prior to the effectiveness of the 2025 AMC Agreement, the Company recorded a reduction to net intangible assets of $0.0 million and $0.2 million, respectively, related to integration and other Encumbered Theater payments.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended April 2, 2026 and March 27, 2025, AMC and Cinemark paid a total of $0.0 million and $0.3 million, respectively, in integration and Encumbered Theater payments.

The following tables summarizes the Company's intangible assets and net of accumulated amortization as of April 2, 2026 and January 1, 2026, and the weighted average remaining lives:

	As of April 2, 2026
	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party Agreements	14.9	$223.6	$(43.4)	$180.2
Network Affiliates	13.4	75.0	(12.4)	62.6
Customer Relationships	3.4	75.0	(33.0)	42.0
Trademark	5.4	15.0	(5.0)	10.0
Datasets	1.5	0.4	(0.2)	0.2
Spotlight Exhibitors	11.6	4.7	(0.1)	4.6
Noncompetition Agreements	4.6	0.4	—	0.4
Trade Name - Spotlight	7.6	0.3	—	0.3
Total		$394.4	$(94.1)	$300.3

	As of January 1, 2026
	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party Agreements	15.1	$224.0	$(40.3)	$183.7
Network Affiliates	13.6	75.0	(11.2)	63.8
Customer Relationships	3.6	75.0	(29.9)	45.1
Trademark	5.6	15.0	(4.5)	10.5
Datasets	1.8	0.4	(0.1)	0.3
Spotlight Exhibitors	11.9	4.8	(0.1)	4.7
Noncompetition Agreements	4.9	0.4	—	0.4
Trade Name - Spotlight	7.9	0.3	—	0.3
Total		$394.9	$(86.1)	$308.8

The estimated aggregate amortization expense for the remainder of fiscal 2026 is $23.9 million, $31.8 million for fiscal year 2027, $31.7 million for fiscal year 2028, $26.7 million for fiscal year 2029, and $19.2 million for fiscal year 2030.

6. RELATED PARTY TRANSACTIONS

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% each by AMC, Cinemark and Regal and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.8 million as of April 2, 2026 and January 1, 2026. During the three months ended April 2, 2026 and March 27, 2025, NCM LLC received cash distributions from AC JV, LLC of $0.2 million and $0.0 million, respectively. Equity in earnings from AC JV, LLC were $0.2 million and $0.1 million for the three months ended April 2, 2026 and March 27, 2025, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

Mercurius Media Capital LP. Transactions— In January 2025, the Company entered into an agreement with Mercurius Media Capital LP. (“MMC LP”) whereby NCM will provide advertising services in exchange for ownership interests in the limited partnership. The ownership interests received are part of a fund with annual installments. The ownership of each installment of the fund is determined at the completion of each year. During the three months ended April 2, 2026, the Company determined its

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ownership of the 2025 fund, 10.6%, reached an interest that will require the Company to account for the MMC LP investment under ASC 323-30. The Company’s investment in MMC LP was $2.0 million and $1.7 million as of April 2, 2026 and January 1, 2026, respectively. The Company elected, in accordance with ASC 323, to record all activity on a one quarter lag due to the timing of reporting. As such, no equity in earnings was recorded in the three months ended April 2, 2026. The Company recognized revenue related to the advertising services provided in exchange for equity interests of $0.3 million and $0.0 million for the three months ended April 2, 2026 and March 27, 2025, respectively.

Looking Glass Media— As part of the acquisition of Spotlight, the Company acquired a 25.0% ownership of Looking Glass Media, a local sales organization specializing in cinema advertising. Looking Glass Media sells local advertising on Spotlight's behalf. The Company recognized revenue of $0.1 million in the three months ended April 2, 2026. This revenue represents the portion of the proceeds collected by Looking Glass Media remitted to Spotlight for delivering the respective ads on the Spotlight Cinema Network. As of April 2, 2026 and January 1, 2026, respectively, NCM had an accounts receivable balance with Looking Glass Media of $0.1 million and $0.3 million included within “Receivables, net of allowance” on the unaudited Condensed Consolidated Balance Sheets.

7. BORROWINGS

The following table summarizes total outstanding debt, as of April 2, 2026 and January 1, 2026, and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	April 2, 2026	January 1, 2026	Maturity Date	Interest Rate
2025 Credit Facility	$12.0	$12.0	January 24, 2028	(1)
Total borrowings	12.0	12.0
Total borrowings, net	12.0	12.0
Carrying value of long-term debt	$12.0	$12.0

(1)
The interest rates on the 2025 Credit Facility are described below.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. As of April 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of April 2, 2026, NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $32.4 million, net of letters of credit of $0.6 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at April 2, 2026, including limitations on NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranti

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

es, and events of defaults customary for this type of facility. As of April 2, 2026, NCM LLC’s fixed charge coverage ratio was 13.1 to 1.0 (versus the required ratio of 1.50 to 1.00) and NCM LLC's maximum leverage ratio was 0.39 to 1.0 (versus the required ratio of 2.25 to 1.0).

8. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three months ended April 2, 2026 and for the three months ended March 27, 2025, resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of January 1, 2026 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of April 2, 2026, resulting in deferred tax expense of $0.0 million for the three months ended April 2, 2026 and the Company’s effective tax rate of 0.0%.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $8.5 million and short-term and long-term lease liabilities of $1.5 million and $8.8 million, respectively, on the balance sheet as of April 2, 2026, for all material leases with terms longer than twelve months. As of January 1, 2026, the Company had ROU assets of $8.8 million and short-term and long-term lease liabilities of $1.5 million and $9.3 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Long-term lease liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of April 2, 2026, the Company had a weighted average remaining lease term of 7.3 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of April 2, 2026, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 3.7%.

On December 8, 2025, the Company entered into a lease modification with the landlord for the Company's headquarter office space in Centennial, Colorado. The commencement of the new leased asset and the termination of the current leased asset are contingent upon landlord-controlled construction and the associated timing of completion is uncertain as of April 2, 2026. Once complete, the Company will lease the new premises for a term of 11 years and will vacate the current premises prior to the original end date of June 2028.

During the three months ended April 2, 2026 and March 27, 2025, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended
	April 2, 2026	March 27, 2025
Operating lease cost	$0.4	$0.6
Variable lease cost	0.1	0.1
Total lease cost	$0.5	$0.7

The Company made total lease payments of $0.5 million during the three months ended April 2, 2026 and March 27, 2025. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to Cinemark in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases (“ASC 842”) once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Under ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The Company recorded $4.2 million and $5.7 million in amortization of these intangible assets in the three months ended April 2, 2026 and March 27, 2025, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate's theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of April 2, 2026 and January 1, 2026, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs in connection with equipment upgrades.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if the amount paid under the revenue share arrangement is less than the guaranteed amount. As of April 2, 2026, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $291.5 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees apply to various affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.3 million and $1.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of April 2, 2026 and January 1, 2026, respectively, within ‘Accounts payable’ in the unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees if the minimum theater attendance or revenue levels are not met by the affiliate.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other investments consisted of the following (in millions):

	As of
	April 2, 2026	January 1, 2026
Investment in AC JV, LLC	$0.8	$0.8
Investment in MMC LP	$2.0	$1.7
Other investments	$6.1	$5.6
Total	$8.9	$8.1

The investment in AC JV, LLC was initially valued using comparative market multiples. The investment in MMC LP was initially valued at the fair value of the services provided or to be provided in exchange for investment. The other investments were also recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy. The increase in the Investment in MMC LP and Other investments is due to the advertising services performed in exchange for equity in various companies during the three months ended April 2, 2026. During the three months ended April 2, 2026 and March 27, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments.

Borrowings—The carrying amount of the Revolving Credit Facility 2023, as of December 26, 2024, was considered a reasonable estimate of fair value due to the respective floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The Company had no assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures as of April 2, 2026 and January 1, 2026.

11. SUBSEQUENT EVENTS

Dividend—On May 12, 2026, the Company declared a cash dividend of $0.03 per share (approximately $2.8 million in the aggregate) on each share of the Company’s common stock (not including outstanding restricted stock units which will accrue dividends until the shares vest) to stockholders of record on May 22, 2026 to be paid on June 4, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended April 2, 2026 and in our Annual Report on Form 10-K for the Company’s fiscal year ended January 1, 2026. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak to the information only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K for the Company’s fiscal year ended January 1, 2026. In the following discussion and analysis, the term net income refers to net income attributable to the Company.

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

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell data and digital advertising through the NCMx™ suite of products and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. We have long-term ESAs (approximately 15.4 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between June 1, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.6 years as of April 2, 2026. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”) and Media Director.

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

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, for our fiscal year ended January 1, 2026 and in this Quarterly Report on Form 10-Q.

Recent Developments

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (“2026 Transformation Initiative”). The Company eliminated the positions of 9.3% of its workforce and is in the process of transitioning the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative is expected to be completed in the third quarter of 2026. For the quarter ended April 2, 2026, the Company recognized severance expense of $1.0 million related to the eliminated positions and will recognize additional severance and transition costs in the second and third quarter of 2026 related to the transitioning employees. In conjunction with this initiative, the Company reviewed all vendor relationships and is in the process of terminating its relationship with certain vendors resulting in an accrual of estimated termination fees of $2.6 million as of April 2, 2026. The Company also engaged the services of a third-party consultant to assist with the 2026 Transformation Initiative and recorded a charge of $1.1 million in the quarter ended April 2, 2026 related to these services.

On November 14, 2025, NCM LLC entered into a Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight. The acquisition of Spotlight added high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM’s national theater network and extend NCM’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increases NCM’s national market share by more than 6.0% and expands its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. Spotlight was consolidated within the Company's financial statements as of November 15, 2025. Refer to Note 4—Business Combinations for more information regarding the acquisition and consolidation of Spotlight.

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extends the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusts the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the IPO. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs and the extension of the term of the ESA will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 5—Intangible Assets, Note 8—Income Taxes, and Note 9—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility has reduced the Company's overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of April 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.2 million and 1.5 million shares repurchased on the open market during the three months ended April 2, 2026 and March 27, 2025, respectively. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $0.8 million and $9.0 million for the three months ended April 2, 2026 and March 27, 2025, respectively. As of April 2, 2026, 6.8 million shares have been repurchased on the open market since the program's inception.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share, margin and screen data):

			% Change
	Q1 2026	Q1 2025	Q1 2025 to Q1 2026
Revenue	$34.0	$34.9	(2.6%)
Operating expenses:
Network operating costs	4.0	3.1	29.0%
Theater exhibition fees	24.6	21.7	13.4%
Selling and marketing costs	9.5	10.7	(11.2%)
Administrative and other costs	13.3	12.9	3.1%
Depreciation expense	1.5	1.1	36.4%
Amortization expense	8.0	9.3	(14.0%)
Total operating expenses	60.9	58.8	3.6%
Operating loss	(26.9)	(23.9)	12.6%
Non-operating expense, net	1.7	6.8	(75.0%)
Net loss attributable to NCM, Inc.	$(28.6)	$(30.7)	(6.8%)

Net loss per NCM, Inc. basic share	$(0.31)	$(0.32)	(3.1%)
Net loss per NCM, Inc. diluted share	$(0.31)	$(0.32)	(3.1%)

Adjusted OIBDA	$(10.5)	$(9.0)	16.7%
Adjusted OIBDA margin	(30.9%)	(25.8%)	19.8%
Total theater attendance (in millions) (1)	83.2	72.3	15.1%
Total screens (2)	18,871	17,875

____________________________________________________

(1)
Represents the total attendance within NCM LLC’s advertising network, including Spotlight, subsequent to November 15, 2025.
(2)
Represents the total screens within NCM LLC's advertising network, including Spotlight, subsequent to November 15, 2025.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are financial measures that are not calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, workforce and system transformation costs, satellite transition costs, Spotlight acquisition and integration costs and advisor fees related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and NCM LLC's Chapter 11 Case (the “Chapter 11 Case”). Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, improves their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, workforce and system transformation costs, satellite transition costs, Spotlight acquisition and integration costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, workforce and system transformation costs, satellite transition costs, Spotlight acquisition and integration costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted OIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q1 2026	Q1 2025
Operating loss	$(26.9)	$(23.9)
Depreciation expense	1.5	1.1
Amortization expense	8.0	9.3
Share-based compensation costs (1)	1.7	2.7
Workforce and system transformation costs (2)	4.7	0.2
Satellite transition costs (3)	0.1	—
Spotlight acquisition and integration costs (4)	0.3	—
Advisor fees related to the Cineworld Proceeding and Chapter 11 Case (5)	0.1	1.6
Adjusted OIBDA	$(10.5)	$(9.0)
Total revenue	$34.0	$34.9
Operating margin	(79.1%)	(68.5%)
Adjusted OIBDA margin	(30.9%)	(25.8%)

(1)
Share-based compensation costs are included in 'network operating costs', 'selling and marketing costs' and 'administrative and other costs' in the Company's unaudited Condensed Consolidated Financial Statements.
(2)
Workforce and system transformation costs represent charges incurred in conjunction with the 2026 Transformation Initiative. In 2025, these represent redundancy costs associated with changes to the Company’s workforce, as well as related office relocations, a one-time assessment of the technology surrounding the Company's programmatic offerings and an assessment of operating efficiencies.
(3)
One-time duplicative costs incurred during the transition from satellite to broadband network delivery during 2026.
(4)
Advisor and legal fees incurred in connection with the acquisition of Spotlight in the fourth quarter of 2025, as well as temporary transition costs incurred during the integration of Spotlight into the Company's processes during the first quarter of 2026.
(5)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Basis of Presentation

The results of operations data for the three months ended April 2, 2026 (first quarter of 2026) and March 27, 2025 (first quarter of 2025) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

First Quarter of 2026 and First Quarter of 2025.

Revenue. Total revenue decreased $0.9 million, or 2.6%, from $34.9 million for the first quarter of 2025 to $34.0 million for the first quarter of 2026. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2026	Q1 2025	Q1 2025 to Q1 2026	Q1 2025 to Q1 2026
National advertising revenue	$27.5	$27.4	$0.1	0.4%
Local and regional advertising revenue	4.4	4.9	(0.5)	(10.2)%
ESA Party advertising revenue from beverage concessionaire agreements	2.1	2.6	(0.5)	(19.2)%
Total revenue	$34.0	$34.9	$(0.9)	(2.6)%

The following table shows data on theater attendance and revenue per attendee for the first quarter of 2026 and 2025:

			% Change
	Q1 2026	Q1 2025	Q1 2025 to Q1 2026
National advertising revenue per attendee	$0.331	$0.379	(12.8)%
Local and regional advertising revenue per attendee	$0.053	$0.068	(22.0)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.383	$0.447	(14.2)%
Total revenue per attendee	$0.409	$0.483	(15.3)%
Total theater attendance (in millions) (1)	83.2	72.3	15.1%

________________________________________________________

(1) Represents the total attendance within our advertising network, including the attendance within Spotlight's network subsequent to the acquisition on November 15, 2025.

National advertising revenue. National advertising revenue increased by $0.1 million, or 0.4%, from $27.4 million for the first quarter of 2025 to $27.5 million for the first quarter of 2026. The increase in national advertising revenue was primarily due to a 21.2% increase in national advertising utilization and a 15.0% increase in network attendance in the first quarter of 2026, as compared to the first quarter of 2025. In order to increase utilization and better monetize attendance, the Company strategically decreased national advertising CPMs by 21.6% in the first quarter of 2026, as compared to the first quarter of 2025.

Local and regional advertising revenue. Local and regional advertising revenue decreased by $0.5 million, or 10.2%, from $4.9 million for the first quarter of 2025 to $4.4 million for the first quarter of 2026. The decrease in local and regional advertising revenue was primarily due to reduced contract activity and size within the government, education and healthcare categories for the first quarter of 2026, as compared to the first quarter of 2025. These decreases were partially offset by an increase in contract activity and size within the wireless and travel categories in the first quarter of 2026, as compared to the first quarter of 2025.

ESA Party beverage revenue. ESA Party beverage revenue decreased by $0.5 million, or 19.2%, from $2.6 million for the first quarter of 2025 to $2.1 million for the first quarter of 2026. The decrease in ESA Party beverage revenue was primarily due to a decrease in the length of the on-screen advertising purchased by an ESA party in accordance with its underlying beverage concessionaire agreement in the first quarter of 2026, as compared to the first quarter of 2025. This decrease was offset by a 4.4% increase in ESA Party attendance in the first quarter of 2026, as compared to the first quarter of 2025, as well as contractual rate increases.

Operating expenses. Total operating expenses increased $2.1 million, or 3.6%, from $58.8 million for the first quarter of 2025 to $60.9 million for the first quarter of 2026. The following table shows the changes in operating expense for the first quarter of 2026 (in millions):

			$ Change	% Change
	Q1 2026	Q1 2025	Q1 2025 to Q1 2026	Q1 2025 to Q1 2026
Network operating costs	$4.0	$3.1	$0.9	29.0%
Theater exhibition fees	24.6	21.7	2.9	13.4%
Selling and marketing costs	9.5	10.7	(1.2)	(11.2)%
Administrative and other costs	13.3	12.9	0.4	3.1%
Depreciation expense	1.5	1.1	0.4	36.4%
Amortization expense	8.0	9.3	(1.3)	(14.0)%
Total operating expenses	$60.9	$58.8	$2.1	3.6%

Network operating costs. Network operating costs increased $0.9 million, or 29.0%, from $3.1 million for the first quarter of 2025 to $4.0 million for the first quarter of 2026. The increase was primarily related to a $0.6 million increase in personnel related costs, primarily due to severance expense recognized in conjunction with the 2026 Transformation Initiative, a $0.1 million increase in temporary duplicative costs incurred during the transition from satellite to broadband delivery during 2026 and a $0.1 million increase in temporary transition costs incurred during the integration of Spotlight into the Company's processes in the first quarter of 2026, as compared to the first quarter of 2025.

Theater exhibition fees. Theater exhibition fees increased by $2.9 million, or 13.4%, from $21.7 million for the first quarter of 2025 to $24.6 million for the first quarter of 2026. The increase was primarily related to a $1.9 million increase in fees related to the 15.0% increase in network attendance due in part to the acquisition of Spotlight, $0.8 million increase driven by contractual rate increases within our exhibitor agreements and a $0.1 million increase related to the number of active screens in the first quarter of 2026, as compared to the first quarter of 2025.

Selling and marketing costs. Selling and marketing costs decreased by $1.2 million, or 11.2%, from $10.7 million for the first quarter of 2025 to $9.5 million for the first quarter of 2026. This was primarily due to a $1.2 million decrease in selling related expenses primarily driven by the timing of our periodic company-wide sales meeting during the first quarter of 2025, a $0.4 million decrease in commission expenses in line with the decrease in local revenue and a $0.2 million decrease in variable partnership costs in the first quarter of 2026, as compared to the first quarter of 2025. This decrease was partially offset by a $0.6 million increase in severance expenses due to the 2026 Transformation Initiative during the first quarter of 2026 and $0.3 million increase in barter costs in the first quarter of 2026, as compared to the first quarter of 2025.

Administrative and other costs. Administrative and other costs increased $0.4 million, or 3.1%, from $12.9 million for the first quarter of 2025 to $13.3 million for the first quarter of 2026. The increase was primarily due to a $3.6 million increase in expenses due to the 2026 Transformation Initiative. This increase was partially offset by a $1.7 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $1.2 million decrease in performance related compensation primarily related to stock-based compensation and the completion of the amortization of the expense associated with the 2024 management equity incentive plan in 2025 and a decrease in bonus expense due to the decrease in the Company's projected performance compared to targets in the first quarter of 2026, as compared to the first quarter of 2025.

Depreciation expense. Depreciation expense increased $0.4 million, or 36.4%, from $1.1 million for the first quarter of 2025, to $1.5 million for the first quarter of 2026. The increase was primarily due to assets placed in service in late 2025 related to the completion of certain leasehold improvements.

Amortization expense. Amortization expense decreased $1.3 million, or 14.0%, from $9.3 million for the first quarter of 2025 to $8.0 million for the first quarter of 2026. The decrease was primarily due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025 as further discussed in Note 5—Intangible Assets and Note 8—Income Taxes.

Non-operating expense. Total non-operating expense decreased $5.1 million, or 75.0%, from $6.8 million for the first quarter of 2025 to $1.7 million for the first quarter of 2026. The following table shows the changes in non-operating expense for the first quarter of 2026 and the first quarter of 2025 (in millions):

	Three Months Ended		$ Change	% Change
	Q1 2026	Q1 2025	Q1 2025 to Q1 2026	Q1 2025 to Q1 2026
Interest on borrowings	$0.2	$0.2	$—	0.0%
Interest income	(0.2)	(0.6)	0.4	(66.7)%
Loss on the re-measurement of the payable under the tax receivable agreement	1.9	5.5	(3.6)	(65.5)%
Loss on debt extinguishment	—	1.8	(1.8)	(100.0)%
Other non-operating income, net	(0.2)	(0.1)	(0.1)	100.0%
Total non-operating expense, net	$1.7	$6.8	$(5.1)	(75.0)%

The decrease in non-operating expense was primarily due to a $3.6 million decrease in loss on the remeasurement of the payable under the TRA largely due to the addition of one new forecasted year in 2026 to replace the completed prior year within the calculation and the subsequent decrease in the forecast during 2025, as compared to the original forecast, as well the inclusion of the AMC Termination Agreement within the calculation in 2026 and a $1.8 million decrease in loss on debt extinguishment in the first quarter of 2026, compared to the first quarter of 2025. These decreases were partially offset by a $0.4 million decrease in interest income in the first quarter of 2026, compared to the first quarter of 2025.

Known Trends and Uncertainties

Beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2026, one ESA party began purchasing less on-screen advertising time for nine months of the year in accordance with its beverage concessionaire agreement. This change in the ESA party's obligation, in conjunction with changes in the fee structure of the other ESA party's beverage agreement that are expected to be implemented later in 2026, will result in lower beverage revenue in 2026, as compared to 2025. The price for the time sold will increase at a fixed rate of 2.0% each year.

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

On January 24, 2025, NCM LLC, as borrower, entered into the 2025 Credit Facility with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding, as of December 26, 2024, and terminated all commitments under its Revolving Credit Facility 2023 (as defined below), and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of April 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	April 2, 2026	January 1, 2026	March 27, 2025	YE 2025 to Q1 2026	Q1 2025 to Q1 2026
Cash, cash equivalents and marketable securities (1)	$48.6	$34.6	$59.8	$14.0	$(11.2)
2025 Credit Facility availability (2)	32.4	32.4	44.4	—	(12.0)
Total liquidity	$81.0	$67.0	$104.2	$14.0	$(23.2)

(1)
Included in cash, cash equivalents and marketable securities as of April 2, 2026, January 1, 2026 and March 27, 2025, was $39.1 million, $23.8 million and $26.9 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of April 2, 2026, January 1, 2026 and March 27, 2025. As of April 2, 2026, January 1, 2026 and March 27, 2025, the amount available under the 2025 Credit Facility in the table above is net of letters of credit of $0.6 million, $0.6 million and 0.6 million.

As of April 2, 2026, the weighted average remaining maturity of our debt facility was 1.8 years. As of April 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. All of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Three Months Ended
	April 2, 2026	March 27, 2025
Operating cash flow	$18.1	$6.0
Investing cash flow	$(0.1)	$(0.7)
Financing cash flow	$(4.0)	$(20.4)

•
Operating Activities. The $12.1 million increase in cash provided by operating activities for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025, was due to (1) a $21.0 million increase in the change in deferred revenue, (2) an $11.0 million decrease in payments of accounts payable and accrued expenses and (3) a $0.4 million increase in the change in prepaid expenses. These increases in cash provided by operating activities were partially offset by (1) a $12.1 million decrease in accounts receivable collections, (2) a $6.3 million decrease in net loss adjusted for non-cash items, (3) a $1.6 million increase in the change in ESA amounts due to/from, net and (4) a $0.3 million decrease in ESA integration and other encumbered theater payments received for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025.
•
Investing Activities. The $0.6 million decrease in cash used in investing activities for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025, was primarily due to a $0.4 million decrease in purchases of property and equipment and a $0.2 million increase in proceeds received from an equity method investment for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025.

•
Financing Activities. The $16.4 million decrease in cash used in financing activities for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025, was primarily due to a $10.0 million decrease in repayments due to the repayment of the Revolving Credit Facility 2023 in the first quarter of 2025, a $7.8 million decrease in payments made to repurchase shares of NCM, Inc.'s common stock and a $1.5 million decrease in payments of debt issuance costs associated with the termination of the Revolving Credit Facility 2023 and commencement of the Credit Facility 2025 in the first quarter of 2025. These decreases in cash used for financing activities were partially offset by a $2.8 million increase in payment of dividends for the three months ended April 2, 2026, as compared to the three months ended March 27, 2025.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances, which as of April 2, 2026, were $48.6 million (including $39.1 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are cash provided by its operating activities, availability under the 2025 Credit Facility and cash on hand. The $39.1 million of cash at NCM LLC will be used to fund operations and strategic investments. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC, for the three months ended April 2, 2026, was calculated as approximately negative $18.4 million, related entirely to NCM, Inc., as the only holder of NCM LLC units as of April 2, 2026. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. Any negative amounts can only be offset against positive available cash within the second quarter of future years, in accordance with the agreement. As of April 2, 2026, NCM LLC owed NCM, Inc. $52.7 million in deferred available cash distributions.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2025 Credit Facility) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company made an estimated TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. The Company expects to make a TRA payment in 2026 for the 2025 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K, filed for the fiscal year ended January 1, 2026, and incorporated by reference herein. As of April 2, 2026, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of April 2, 2026, the Company has an outstanding balance of $12.0 million under the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of April 2, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures, as of April 2, 2026, were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended April 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

Ownership of the common stock and other securities of the Company involves certain risks. You should carefully consider the following material risks and other information in this document, including our historical financial statements and related notes included herein and the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2026 for the fiscal year ended January 1, 2026. The material risks and uncertainties described in our Annual Report on Form 10-K and this document are not the only ones facing us. If any of the risks and uncertainties described in our Annual Report on Form 10-K and this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Our business relies heavily on technology systems and third parties, and any failures or disruptions may materially and adversely affect our operations.

In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities, and on other providers of information technology, financial, sales and marketing, and other services. The temporary or permanent loss of our computer equipment, networks, data or software systems through ransomware, data exfiltration, and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt and cause a material negative impact on our operations and the steps that we have taken to mitigate these risks may prove to be ineffective. If our third-party providers fail to provide services at an acceptable service level, our operations could be disrupted, which could result in customer dissatisfaction, damage our reputation, and harm our business.

Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse, and a cyber-security insurance policy, the Company’s information technology systems or systems of the ESA Parties, network affiliates or third-party service providers could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. For example, some of our software vendors have previously announced that their systems were infected with malicious software, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures. Additionally, we are reliant on third parties for back-up, disaster recovery, and other preventative systems that have failed in the past and may fail in the future, and we are periodically required to obtain replacement services and migrate data, which may result in temporary lapses of protection and increased risk of disruption or data loss. Depending on the nature and scope of a disruption, if any technology network or systems fail and we are unable to recover in a timely manner, we may be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended April 2, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 2, 2026 through January 29, 2026	209,757	$3.91	209,757	(1)	$63.9	(1)
January 30, 2026 through February 26, 2026	—	$—	—	(1)	$63.9	(1)
February 27, 2026 through April 2, 2026	—	$—	—	(1)	$63.9	(1)
Total for the quarter ended April 2, 2026	209,757	$3.91	209,757	(1)	$63.9	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. The below sets forth written trading plans adopted by certain director and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended April 2, 2026. All of these plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act ( a “Rule 10b5-1 Plan”) and were adopted during the quarterly trading window under our Insider Trading Policy, with no sales commencing under the plan until the completion of the required cooling off period under Rule 10b5-1. Other than as set forth below, during the three months ended April 2, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On March 20, 2026, Ronnie Y. Ng, our Chief Financial Officer, adopted a Rule 10b5-1 Plan to sell up to 20,000 shares, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on November 13, 2026, unless terminated sooner in accordance with its terms.

On March 23, 2026, Thomas F. Lesinski, our Chief Executive Officer, adopted a Rule 10b5-1 Plan to sell up to 150,000 shares, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on June 25, 2027, unless terminated sooner in accordance with its terms.

Item 6. Exhibits

Exhibit	Reference	Description
3.1	*	The Bylaws, as amended March 26, 2026.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 12, 2026	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 12, 2026	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)