Form 10-Q
period 2026-07-02
National CineMedia, Inc.
filed 2026-08-11
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33296

NATIONAL CINEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware			20-5665602
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6300 S. Syracuse Way, Suite 200	Centennial	Colorado	80111
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (303) 792-3600

6300 S. Syracuse Way, Suite 300, Centennial Colorado 80111

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 6, 2026, 94,070,443 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	July 2, 2026	January 1, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43.1	$34.6
Restricted cash	3.0	3.0
Receivables, net of allowance of $1.2 and $1.1, respectively	62.0	96.5
Prepaid expenses and other current assets	3.5	4.0
Total current assets	111.6	138.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $11.3 and $8.4, respectively	17.5	19.4
Intangible assets, net of accumulated amortization of $102.1 and $86.1, respectively	292.8	308.8
Goodwill	0.6	0.5
Other investments	9.5	8.1
Debt issuance costs, net	0.5	0.7
Other assets	13.8	15.0
Total non-current assets	334.7	352.5
TOTAL ASSETS	$446.3	$490.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$5.3	$6.8
Payable under the TRA	2.3	2.9
Accrued expenses	2.0	1.9
Accrued payroll and related expenses	6.5	12.1
Accounts payable	25.8	26.1
Deferred revenue	17.3	10.8
Other current liabilities	1.5	1.5
Total current liabilities	60.7	62.1
NON-CURRENT LIABILITIES:
Long-term debt	12.0	12.0
Payable under the TRA	30.1	30.9
Long-term lease liabilities	8.4	9.3
Other long-term liabilities	0.8	0.9
Total non-current liabilities	51.3	53.1
Total liabilities	112.0	115.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 93,995,883 and 93,353,604 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	140.5	136.5
Retained earnings	191.3	236.4
Total NCM, Inc. stockholders’ equity	334.3	375.4
Noncontrolling interests	—	—
Total equity	334.3	375.4
TOTAL LIABILITIES AND EQUITY	$446.3	$490.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2026	June 26, 2025	July 2, 2026	June 26, 2025
REVENUE (including revenue from related parties of $0.0, $0.0, $0.4 and $0.0, respectively)	$58.4	$51.8	$92.4	$86.6
OPERATING EXPENSES:
Network operating costs	3.7	3.2	7.7	6.2
Theater exhibition fees	37.6	30.9	62.1	52.6
Selling and marketing costs	9.6	9.8	19.2	20.4
Administrative and other costs	10.8	10.6	24.1	23.5
Depreciation expense	1.5	1.1	3.0	2.2
Amortization expense	8.0	8.2	16.0	17.6
Total	71.2	63.8	132.1	122.5
OPERATING LOSS	(12.8)	(12.0)	(39.7)	(35.9)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.2	0.1	0.5	0.3
Interest income	(0.3)	(0.4)	(0.6)	(0.9)
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(2.3)	(0.8)	(0.3)	4.6
Loss on debt extinguishment	—	—	—	1.8
Other non-operating income, net	(0.5)	(0.2)	(0.7)	(0.3)
Total	(2.9)	(1.3)	(1.1)	5.5
LOSS BEFORE INCOME TAXES	(9.9)	(10.7)	(38.6)	(41.4)
Income tax expense	—	—	—	—
CONSOLIDATED NET LOSS	(9.9)	(10.7)	(38.6)	(41.4)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
NET LOSS ATTRIBUTABLE TO NCM, INC.	(9.9)	(10.7)	(38.6)	(41.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(9.9)	$(10.7)	$(38.6)	$(41.4)
x
NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.11)	$(0.11)	$(0.41)	$(0.44)
Diluted	$(0.11)	$(0.11)	$(0.41)	$(0.44)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,696,124	93,978,031	93,452,698	94,681,546
Diluted	93,696,124	93,978,031	93,452,698	94,681,546

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended
	July 2, 2026	June 26, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(38.6)	$(41.4)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	3.0	2.2
Amortization expense	16.0	17.6
Non-cash share-based compensation	4.0	5.6
Loss on extinguishment of debt	—	1.8
Non-cash (gain) loss on re-measurement of the payable under the tax receivable agreement	(0.3)	4.6
Non-cash consideration received for advertising services	(1.2)	—
Other	(0.2)	0.1
ESA integration and other encumbered theater payments	—	0.6
Payments to the ESA Parties under the tax receivable agreement	(1.0)	(1.3)
Other cash flows from operating activities	(0.1)	0.1
Changes in operating assets and liabilities:
Receivables, net	34.2	28.1
Accounts payable and accrued expenses	(5.6)	(12.2)
ESA amounts due to/from, net	(1.5)	0.3
Prepaid expenses	1.0	0.5
Deferred revenue	6.7	(5.5)
Other, net	0.2	—
Net cash provided by operating activities	16.6	1.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.0)	(2.4)
Purchase of intangible asset	(0.4)	—
Proceeds received from equity method investment	0.3	—
Net cash used in investing activities	(1.1)	(2.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(5.7)	(5.7)
Purchases of NCM, Inc.'s common stock	(1.2)	(18.7)
Repayment of revolving credit facility	—	(10.0)
Payment of debt issuance costs	—	(1.5)
Repurchase of stock for restricted stock tax withholding	(0.1)	(0.6)
Net cash used in financing activities	(7.0)	(36.5)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8.5	(37.8)
Cash, cash equivalents and restricted cash at beginning of period	37.6	78.1
Cash, cash equivalents and restricted cash at end of period	$46.1	$40.3

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	July 2, 2026	June 26, 2025
Supplemental disclosure of non-cash financing and investing activity:
Accrued purchases of intangible assets	$—	$0.4
Increase in dividend equivalent accrual not requiring cash in the period	$0.1	$0.2
Cost method investment obtained in exchange for advertising inventory	$0.9	$0.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.4	$0.1
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Interest
Balance—March 27, 2025	$370.8	94,863,471	$2.5	50	$—	$130.4	$237.9	$—
Purchases of NCM, Inc.'s common stock	(9.4)	(1,796,726)	—	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(10.7)	—	—	—	—	—	(10.7)	—
Share-based compensation issued, net of tax	(0.6)	357,275	—	—	—	(0.6)	—	—
Share-based compensation expensed/capitalized	2.9	—	—	—	—	2.9	—	—
Cash dividends declared of $0.03 per share	(3.0)	—	—	—	—	—	(3.0)	—
Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—

Balance—April 2, 2026	$344.8	93,566,330	$2.5	50	$—	$138.0	$204.3	$—
Purchases of NCM, Inc.'s common stock	(0.2)	(62,856)	—	—	—	—	(0.2)	—
Comprehensive loss, net of tax	(9.9)	—	—	—	—	—	(9.9)	—
Share-based compensation issued, net of tax	0.1	492,409	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	2.4	—	—	—	—	2.4	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—
Balance—July 2, 2026	$334.3	93,995,883	$2.5	50	$—	$140.5	$191.3	$—

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Interest
Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—
Purchases of NCM, Inc.'s common stock	(18.8)	(3,252,394)	—	—	—	—	(18.8)	—
Comprehensive loss, net of tax	(41.4)	—	—	—	—	—	(41.4)	—
Share-based compensation issued, net of tax	(0.7)	920,923	—	—	—	(0.7)	—	—
Share-based compensation expensed/capitalized	5.6	—	—	—	—	5.6	—	—
Cash dividends declared of $0.06 per share	(5.9)	—	—	—	—	—	(5.9)	—
Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—

Balance—January 1, 2026	$375.4	93,353,604	$2.5	50	$—	$136.5	$236.4	$—
Purchases of NCM, Inc.'s common stock	(0.8)	(272,613)	—	—	—	—	(0.8)	—
Comprehensive loss, net of tax	(38.6)	—	—	—	—	—	(38.6)	—
Share-based compensation issued, net of tax	(0.1)	914,892	—	—	—	(0.1)	—	—
Share-based compensation expensed/capitalized	4.1	—	—	—	—	4.1	—	—
Cash dividends declared of $0.06 per share	(5.7)	—	—	—	—	—	(5.7)	—
Balance—July 2, 2026	$334.3	93,995,883	$2.5	50	$—	$140.5	$191.3	$—

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

National CineMedia is the largest cinema advertising platform in the U.S. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 44 leading national and regional theater circuits including the only three national chains, Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). NCM’s cinema advertising platform consists of more than 17,500 screens in over 1,500 theaters. In November 2025, NCM extended its reach by acquiring Spotlight and the Spotlight Cinema Network, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. Spotlight and the Spotlight Cinema Network presents the CineLife® Show exclusively in 110 leading national and regional theater circuits consisting of more than 1,200 screens in over 200 theaters. In total, NCM’s cinema advertising platform, inclusive of Spotlight, consists of approximately 22,000 total theater and lobby screens in over 1,750 theaters in 183 Designated Market Areas® (“DMA®”), including 98 of the top 100.

The Company has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain network affiliates, including Regal, which grant the Company the exclusive right in their respective theaters to sell advertising, subject to limited exceptions. As of July 2, 2026, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 15.1 years. The network affiliate agreements expire at various dates between August 31, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.4 years as of July 2, 2026.

Other Developments

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (the “2026 Transformation Initiative”). The Company eliminated the positions of approximately 10.0% of its workforce and transitioned the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative is expected to be completed in the third quarter of 2026. In conjunction with this initiative, the Company reviewed all vendor relationships and is in the process of terminating its relationship with certain vendors, resulting in estimated termination fees of $0.5 million and $3.1 million for the three and six months ended July 2, 2026, respectively.

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

On April 17, 2025, the Company and AMC entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years and more closely aligns the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure distributed in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waived AMC’s rights under certain agreements entered into at the time of the Company's IPO. The agreements were accounted for in accordance with the lease modification guidance within Accounting Standards Codification (“ASC”) 842—Leases, as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM will no longer have an obligation to make TRA payments to

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC, and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 5—Intangible Assets, Note 8—Income Taxes and Note 9—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provided for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility has reduced the Company's overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of July 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Basis of Presentation

The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of January 1, 2026 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended January 1, 2026.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens within the NCM Network across the U.S., and the CineLife® Show seen within the Spotlight Cinema Network, as well as on our lobby entertainment network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

The Company had one agency through which it sourced advertising revenue that accounted for 11.3% of the Company’s gross outstanding receivable balance as of July 2, 2026, and had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company's gross outstanding receivable balance as of January 1, 2026. During the three and six months ended July 2, 2026, and the three and six months ended June 26, 2025, the Company had no customers that accounted for more than 10.0% of the Company's revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded $0.2 million, $0.0 million, $0.2 million and $0.0 million in writeoffs related to long-lived assets during the three months ended July 2, 2026 and June 26, 2025, or the six months ended July 2, 2026 and June 26, 2025, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit and option grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense if management changes its estimate of the number of restricted stock units expected to vest in a specific period. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units and options that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units or options on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units or options is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares or options following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and six months ended July 2, 2026 and June 26, 2025, 0.1 million, 1.2 million, 1.5 million and 1.5 million restricted stock units were granted, respectively. During the three and six months ended July 2, 2026 and June 26, 2025, 0.5 million, 0.4 million, 0.9 million and 1.0 million restricted stock units vested, respectively. Additionally, the Company recorded $2.4 million, $2.9 million, $4.0 million and $5.6 million in share-based compensation expense during the three and six months ended July 2, 2026 and June 26, 2025, respectively, within ‘Network operating costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Consolidated Balance Sheets. Certain awards were modified resulting in incremental share-based compensation expense of $0.0 million, $0.4 million, $0.0 million and $0.4 million during the three and six months ended July 2, 2026 and June 26, 2025, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.1 million, 1.8 million, 0.3 million and 3.3 million shares repurchased on the open market during the three and six months ended July 2, 2026 and June 26, 2025, respectively. As the Company elected to retire the shares, in accordance with ASC 505 —Equity, upon their retirement, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $0.2 million, $9.9 million, $0.8 million and $18.8 million for the three and six months ended July 2, 2026 and June 26, 2025, respectively. As of July 2, 2026, 6.9 million shares have been repurchased on the open market since the program's inception.

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only operating and reportable segment under the requirements of ASC 280—Segment Reporting. The Company’s Chief Executive Officer is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The accounting policies of the one operating and reportable segment are the same as those described in the summary of significant accounting policies included in the Company's Form 10-K filed for the fiscal year ended January 1, 2026. All segment revenues relate to services performed within the United States. The Company’s segment assets are generated and domiciled within the United States.

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

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three and six months ended July 2, 2026 and June 26, 2025, were $0.7 million, $1.7 million, $1.0 million and $2.4 million, respectively.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC, a variable interest entity wherein NCM, Inc. is the primary beneficiary, under the provisions of ASC 810—Consolidation. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. holds the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. has the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM, Inc. was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation. There were no changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests for the three and six months ended July 2, 2026 and June 26, 2025.

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and six months ended July 2, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances relating to periods

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

beginning on and after December 15, 2026. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements, but does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show seen on movie screens within the NCM Network, and the CineLife® Show seen within the Spotlight Cinema Network. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells data and digital advertising through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit up to 90 seconds of advertising to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements at contractual rates outlined within the ESAs.

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

The Company has two significant customer contracts with a term in excess of one year that are noncancellable as of July 2, 2026. The remaining performance obligation under these contracts is $3.0 million as of July 2, 2026 and represents commitments for future advertising services for which work has not been performed and revenues are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under these contracts within the next two years. Agreements with a duration of less than one year or a duration of longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

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

The following table summarizes revenue from contracts with customers for the three and six months ended July 2, 2026 and June 26, 2025 (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2026	June 26, 2025	July 2, 2026	June 26, 2025
National advertising revenue	$44.9	$41.2	$72.3	$68.6
Local and regional advertising revenue	9.5	6.4	13.9	11.2
ESA advertising revenue from beverage concessionaire agreements	4.0	4.2	6.2	6.8
Total revenue	$58.4	$51.8	$92.4	$86.6

Deferred Revenue and Unbilled Accounts Receivable

The deferred revenue balance increases upon issuance of invoices to customers and decreases upon delivery of services and the resulting recognition of revenue. Revenue recognized in the six months ended July 2, 2026 that was included within the ‘Deferred revenue’ balance as of January 1, 2026, was $9.3 million. Revenue recognized in the six months ended June 26, 2025 that was

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

included within the ‘Deferred revenue’ balance as of December 26, 2024, was $16.8 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of July 2, 2026 and January 1, 2026, the Company had $3.6 million and $4.2 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Consolidated Balance Sheets.

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that the use of two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for credit losses balances for the six months ended July 2, 2026 and June 26, 2025, respectively, were as follows (in millions):

	Six Months Ended
	July 2, 2026		June 26, 2025
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$0.8	$0.2	$1.0
Provision for bad debt	(0.2)	0.3	(0.1)	0.2
Write-offs, net	—	—	—	(0.2)
Balance at end of period	$0.1	$1.1	$0.1	$1.0

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

	Three Months Ended		Six Months Ended
	July 2, 2026	June 26, 2025	July 2, 2026	June 26, 2025
Net loss attributable to NCM, Inc. (in millions)	$(9.9)	$(10.7)	$(38.6)	$(41.4)
Weighted average shares outstanding:
Basic	93,696,124	93,978,031	93,452,698	94,681,546
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	—
Diluted	93,696,124	93,978,031	93,452,698	94,681,546
Loss per NCM, Inc. share:
Basic	$(0.11)	$(0.11)	$(0.41)	$(0.44)
Diluted	$(0.11)	$(0.11)	$(0.41)	$(0.44)

There were no exchangeable NCM LLC common units outstanding for the three and six months ended July 2, 2026. The effect of the 214 and 1,739 weighted average exchangeable NCM LLC common units held by AMC, for the three and six months ended June 26, 2025, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 7,445,640, 6,334,462, 7,445,640, and 6,334,462 stock options and non-vested restricted stock units outstanding for the three and six months ended July 2, 2026 and June 26, 2025, respectively, which were excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

The contingent consideration was placed in an escrow account as of the acquisition date and will be released over the next three years as the required contract renewals are obtained for specified exhibitor agreements with upcoming expiration dates or as the exhibitors remain on the Spotlight Cinema Network for specified time periods. The fair value of the consideration and contingently returnable consideration are calculated utilizing the present value of payments by exhibitor probability weighted based on the respective estimated likelihood of renewal. The undiscounted maximum amount of contingent consideration is $1.6 million. Each period, the Company will revalue the contingently returnable consideration to its fair value and record the related changes in the Consolidated Statement of Income. During the three and six months ended July 2, 2026, the Company recorded a $0.1 million and $0.1 million increase, respectively, in the contingently returnable consideration. Changes in the contingently returnable consideration result from changes in assumptions regarding probabilities of successful achievement of exhibitor renewals, the estimated timing in which renewals are achieved and the discount rate used to estimate the fair value of the asset.

In connection with the acquisition of Spotlight Cinema Networks, the Company entered into transition agreements with various employees, transitional independent contractor agreements and a transition services agreement with one of the sellers. The expense related to these agreements is recognized as the underlying services are performed. For the three and six months ended July 2, 2026, $0.0 million and $0.1 million was included within ‘Network operating costs,’ $0.0 million and $0.0 million was included within ‘Selling and marketing costs’ and $0.1 million and $0.2 million was included within ‘Administrative and other costs,’ respectively, as presented on the unaudited Condensed Consolidated Statements of Operations based upon the nature of the work being performed.

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

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$1.2
Receivables, net (1)(3)	2.8
Prepaid expenses and other current assets	0.1
Property and equipment, net	2.0
Fair value of intangible assets	5.4
Goodwill (2)(3)	0.6
Total assets acquired	12.1
Fair value of liabilities assumed:
Accrued expenses	0.4
Accounts payable	2.4
Deferred revenue	1.1
Total liabilities assumed	3.9
Purchase Price	$8.2

(1)

Receivables acquired:	Fair value of trade receivables acquired:	Contract value of receivables acquired:	Amount of contractual cash flows not expected to be collected:
Trade Receivables	$2.9	$2.9	$0.0

(2) The Goodwill balance recognized of $0.6 million is primarily related to the value of the assembled workforce which does not qualify for separate recognition as an intangible asset.

(3) Includes a working capital adjustment recorded during the three months ended July 2, 2026 that decreased accounts receivable, net by $0.1 million and increased goodwill by $0.1 million.

The acquired business contributed revenues of $2.4 million and $4.0 million and net income of $0.6 million and net loss of $0.0 million to the Company for the three and six months ended July 2, 2026, respectively.

Pro Forma Financial Information (Unaudited) - Spotlight Cinema Network

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following represents the pro forma Consolidated Statement of Operations as if the Spotlight acquisition had been included in the consolidated results of the Company for the entire period for the three and six months ended June 26, 2025.

	Three Months Ended	Six Months Ended
	June 26, 2025	June 26, 2025
Revenue	$53.8	$91.2
Net Loss	$(11.5)	$(42.5)

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

During the quarter ended April 2, 2026, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for Cinemark. As Cinemark held no membership units, the Company received cash of $0.5 million and a corresponding reduction of the intangible asset during the six months ended July 2, 2026 to settle the negative common membership unit adjustment.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA party, AMC

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(through April 17, 2025) or Cinemark, may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to their on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC is no longer required to make integration payments, and the $10.6 million in accrued integration payments owed by AMC was forgiven. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the quarter ended June 26, 2025, in accordance with the lease modification guidance outlined in ASC 842—Leases. Prior to the effectiveness of the 2025 AMC Agreement, during the three and six months ended June 26, 2025, the Company recorded a reduction to net intangible assets of $0.3 million and 0.6 million, respectively, and AMC and Cinemark paid a total of $0.2 million and $0.6 million, respectively, in integration and Encumbered Theater payments. No reduction to net intangible assets was recorded and no payments were received during the three and six months ended July 2, 2026.

The following table summarizes the Company's intangible assets, accumulated amortization and weighted average remaining lives as of July 2, 2026:

	As of July 2, 2026
	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party Agreements	14.6	$223.5	$(46.4)	$177.1
Network Affiliates	13.1	75.0	(13.6)	61.4
Customer Relationships	3.1	75.0	(36.2)	38.8
Trademark	5.1	15.0	(5.4)	9.6
Datasets	1.3	0.8	(0.2)	0.6
Spotlight Exhibitors	11.4	4.9	(0.3)	4.6
Noncompetition Agreements	4.4	0.4	—	0.4
Trade Name - Spotlight	7.4	0.3	—	0.3
Total		$394.9	$(102.1)	$292.8

The following table summarizes the Company's intangible assets, accumulated amortization and weighted average remaining lives as of January 1, 2026:

	As of January 1, 2026
	Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party Agreements	15.1	$224.0	$(40.3)	$183.7
Network Affiliates	13.6	75.0	(11.2)	63.8
Customer Relationships	3.6	75.0	(29.9)	45.1
Trademark	5.6	15.0	(4.5)	10.5
Datasets	1.8	0.4	(0.1)	0.3
Spotlight Exhibitors	11.9	4.8	(0.1)	4.7
Noncompetition Agreements	4.9	0.4	—	0.4
Trade Name - Spotlight	7.9	0.3	—	0.3
Total		$394.9	$(86.1)	$308.8

The estimated aggregate amortization expense for the remainder of fiscal 2026 is $16.1 million, $32.1 million for fiscal year 2027, $31.7 million for fiscal year 2028, $26.7 million for fiscal year 2029 and $19.2 million for fiscal year 2030.

6. RELATED PARTY TRANSACTIONS

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% each by AMC, Cinemark and Regal and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $0.8 million as of July 2, 2026 and January 1, 2026, respectively. During the three and six months ended July 2, 2026 and June 26, 2025, NCM LLC received cash and accrued distributions from AC JV, LLC of $0.1 million, $0.3 million, $0.3 million and $0.3 million, respectively. Equity in earnings from AC JV, LLC were $0.4 million, $0.2 million, $0.6 million and $0.3 million, for the three and six months ended July 2, 2026 and June 26, 2025, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

Mercurius Media Capital LP. Transactions—In January 2025, the Company entered into an agreement with Mercurius Media Capital LP. (“MMC LP”) whereby NCM will provide advertising services in exchange for ownership interests in the limited partnership. The ownership interests received are part of a fund with annual installments. The ownership of each installment of the fund is determined at the completion of each year. During the six months ended April 2, 2026, the Company determined its ownership of the 2025 fund, 10.6%, reached an interest that will require the Company to account for the investment in the 2025 fund of MMC LP in accordance with ASC 323-30. The Company’s equity method investment in the 2025 fund of MMC LP was $1.8 million and $1.7 million as of July 2, 2026 and January 1, 2026, respectively. The Company elected, in accordance with ASC 323, to record all activity on a one quarter lag due to the timing of the availability of necessary reporting from MMC LP. Equity in earnings from MMC LP were $0.1 million and $0.1 million for the three and six months ended July 2, 2026, respectively.

The Company’s cost method investment in the 2026 fund of MMC LP was $0.3 million and $0.0 million as of July 2, 2026 and January 1, 2026, respectively. The Company recognized revenue related to the advertising services provided in exchange for equity interests in the cost method investment related to the 2026 fund of $0.0 million and $0.3 million for the three and six months ended July 2, 2026, respectively.

Looking Glass Media—As part of the acquisition of Spotlight, the Company acquired a 25.0% ownership of Looking Glass Media, a local sales organization specializing in cinema advertising. Looking Glass Media sells local advertising on Spotlight's behalf. The Company recognized revenue of $0.0 and $0.1 million in the three and six months ended July 2, 2026. This revenue represents the portion of the proceeds collected by Looking Glass Media remitted to Spotlight for delivering the respective ads on the Spotlight Cinema Network. As of July 2, 2026 and January 1, 2026, respectively, NCM had an accounts receivable balance with Looking Glass Media of $0.2 million and $0.3 million included within “Receivables, net of allowance” on the unaudited Condensed Consolidated Balance Sheets.

7. BORROWINGS

The following table summarizes total outstanding debt, as of July 2, 2026 and January 1, 2026, and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	July 2, 2026	January 1, 2026	Maturity Date	Interest Rate
2025 Credit Facility	$12.0	$12.0	January 24, 2028	(1)
Total borrowings	12.0	12.0
Total borrowings, net	12.0	12.0
Carrying value of long-term debt	$12.0	$12.0

(1)
The interest rates on the 2025 Credit Facility are described below.

Debt Agreement—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. As of July 2, 2026, NCM LLC had an outstanding balance of $12.0 million under the 2025 Credit Facility. Upon execution of the 2025 Credit Facility, NCM LLC recorded $0.9 million of debt issuance costs. As of July 2, 2026, NCM LLC's maximum availability under the $45.0 million 2025 Credit Facility was $32.4 million, net of letters of credit of $0.6 million and the outstanding balance of $12.0 million.

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

The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at July 2, 2026, including limitations on NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility. As of July 2, 2026, NCM LLC’s fixed charge coverage ratio was 10.8 to 1.0 (versus the required ratio of greater than 1.5 to 1.0) and NCM LLC's maximum leverage ratio was 0.39 to 1.0 (versus the required ratio of less than 2.25 to 1.0).

8. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three and six months ended July 2, 2026 and for the three and six months ended June 26, 2025 resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of January 1, 2026 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of July 2, 2026, resulting in deferred tax expense of $0.0 million for the three months and six months ended July 2, 2026 and the Company’s effective tax rate of 0.0%.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $8.2 million and short-term and long-term lease liabilities of $1.5 million and $8.4 million, respectively, on the balance sheet as of July 2, 2026, for all material leases with terms longer than twelve months. As of January 1, 2026, the Company had ROU assets of $8.8 million and short-term and long-term lease liabilities of $1.5 million and $9.3 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Long-term lease liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of July 2, 2026, the Company had a weighted average remaining lease term of 7.2 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of July 2, 2026, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 3.6%.

On December 8, 2025, the Company entered into a lease modification with the landlord for the Company's headquarter office space in Centennial, Colorado. The commencement of the new leased asset and the termination of the current leased asset are contingent upon landlord-controlled construction and the associated timing of completion is uncertain as of July 2, 2026. Once complete, the Company will lease the new premises for a term of 11 years and will vacate the current premises prior to the original end date of June 2028.

During the three and six months ended July 2, 2026 and June 26, 2025, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2026	June 26, 2025	July 2, 2026	June 26, 2025
Operating lease cost	$0.4	$0.5	$0.8	$1.1
Variable lease cost	—	—	0.1	0.1
Total lease cost	$0.4	$0.5	$0.9	$1.2

The Company made total lease payments of $0.5 million, $0.5 million, $1.0 million, and $1.0 million during the three and six months ended July 2, 2026 and June 26, 2025, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statements of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to Cinemark in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases (“ASC 842”) once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Under ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statements of Operations. The Company recorded $4.3 million, $4.6 million, $8.6 million, and $10.4 million in amortization of these intangible assets in the three and six months ended July 2, 2026 and June 26, 2025, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate's theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of July 2, 2026 and January 1, 2026, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs in connection with equipment upgrades.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if the amount paid under the revenue share arrangement is less than the guaranteed amount. As of July 2, 2026, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $282.4 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees apply to various affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.7 million and $1.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of July 2, 2026 and January 1, 2026, respectively, within ‘Accounts payable’ in the unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees if the minimum theater attendance or revenue levels are not met by the affiliate.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Long-Lived Assets, Intangible Assets and Other Investments—The Company regularly reviews long-lived assets (primarily property and equipment), intangible assets and investments accounted for under the cost or equity method for impairment whenever certain qualitative factors, events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other investments consisted of the following (in millions):

	As of
	July 2, 2026	January 1, 2026
Investment in AC JV, LLC	$1.1	$0.8
Investment in MMC LP - 2025 Fund	1.8	1.7
Other investments	6.6	5.6
Total	$9.5	$8.1

The investment in AC JV, LLC was initially valued using comparative market multiples. The investment in MMC LP was initially valued at the fair value of the services provided or to be provided in exchange for the investment. The other investments were also recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy. The increase in Other investments is due to the advertising services performed in exchange for equity in various companies during the six months ended July 2, 2026. During the six months ended July 2, 2026 and June 26, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments.

Borrowings—The carrying amount of the Revolving Credit Facility 2023, as of July 2, 2026 and January 1, 2026, was considered a reasonable estimate of fair value due to the respective floating-rate terms.

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The Company had no assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures as of July 2, 2026 and January 1, 2026.

11. SUBSEQUENT EVENTS

On August 10, 2026, NCM Holdings, LLC, a wholly-owned subsidiary of the Company entered into the Securities Purchase Agreement and Plan of Merger with Captivate Holdings, LLC (“Captivate”) and certain affiliates pursuant to which the Company acquired Captivate (the “Captivate Purchase Agreement”). Captivate is the holding company for Captivate, LLC, the leading operator of digital video elevator and lobby advertising in North America. The acquisition of Captivate expands NCM's advertising capabilities and out of home portfolio to include more than 26,000 digital video screens in the lobbies and elevators of premier buildings enabling brands to target large heightened attention audiences in high traffic environments. NCM expects to realize the full run-rate synergies following the acquisition in the first year. This transaction is aligned with NCM’s strategy to build a market-defining premium video and digital out-of-home advertising platform. The purchase price of the acquisition is $275.0 million in exchange for 100.0% of the ownership of Captivate.

In order to fund the purchase, the Company has entered into a commitment letter (the “Commitment Letter”) with Crestline Management, L.P., Encina Commercial Finance SPV 2, LLC and Encina Commercial Finance SPV 3b, LLC (the “Commitment Parties”). Pursuant to the Commitment Letter, the Commitment Parties and the Company will enter into a term loan and revolving credit facility (the “Captivate Credit Facility”) immediately prior to the closing of the acquisition that will include a $275.0 term loan

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and a $25.0 revolving credit facility that matures five years from the execution date. Outstanding loans under the Captivate Credit Facility will bear interest at a margin over a reference rate selected at the option of the borrower. The margin for the Captivate Credit Facility will be 7.00% per annum for SOFR borrowings and 6.00% per annum for base rate borrowings. The transactions contemplated by the Captivate Purchase Agreement and the Commitment Letter are expected to close during the second half of 2026 contingent upon the receipt of required regulatory approvals and satisfaction of other customary closing conditions.

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

We also sell advertising on our lobby entertainment network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell data and digital advertising through the NCMx™ suite of products and through our Noovie digital properties. We also sell advertising across a variety of complementary out of home venues. In combination, our multimedia advertising connects brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. We have long-term ESAs (approximately 15.1 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between August 31, 2026 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.4 years as of July 2, 2026. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”) and Media Director.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (“CPM”), local advertising rate per theater per week, advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the fixed charge coverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future dividends declared by our Board of Directors

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, for our fiscal year ended January 1, 2026 and in the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026 for the quarter ended April 2, 2026.

Recent Developments

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (“2026 Transformation Initiative”). The Company eliminated the positions of approximately 10.0% of its workforce and transitioned the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative is expected to be completed in the third quarter of 2026. For the three and six months ended July 2, 2026, the Company recognized severance expense and other incremental personnel costs of $1.7 million and $2.7 million, respectively, related to the eliminated positions and will recognize additional severance and transition costs in the third quarter of 2026 related to transitioning employees to the outsourced service provider. In conjunction with this initiative, the Company reviewed all vendor relationships and is in the process of terminating its relationship with certain vendors resulting in estimated termination fees of $0.5 million and $3.1 million for the three and six months ended July 2, 2026, respectively. The Company also engaged the services of third-party consultants to assist with the 2026 Transformation Initiative and recorded a charge of $0.5 million and $1.6 million in the three and six months ended July 2, 2026, respectively, related to these services.

On November 14, 2025, NCM LLC entered into a Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight. The acquisition of Spotlight added high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM’s national theater network and extend NCM’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increased NCM’s national market share by more than 6.0% and expanded its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. Spotlight was consolidated within the Company's financial statements as of November 15, 2025. Refer to Note 4—Business Combinations for more information regarding the acquisition and consolidation of Spotlight.

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

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its Revolving Credit Facility 2023, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the Revolving Credit Facility 2023. As of July 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.1 million, 1.8 million, 0.3 million and 3.3 million shares repurchased on the open market during the three and six months ended July 2, 2026 and June 26, 2025, respectively. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $0.2 million, $9.9 million, $0.8 million and $18.8 million for the three and six months ended July 2, 2026 and June 26, 2025, respectively. As of July 2, 2026, 6.9 million shares have been repurchased on the open market since the program's inception.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share, margin and screen data):

					% Change	% Change
	Q2 2026	Q2 2025	YTD 2026	YTD 2025	Q2 2025 to Q2 2026	2025 to 2026
Revenue	$58.4	$51.8	$92.4	$86.6	12.7%	6.7%
Operating expenses:
Network operating costs	3.7	3.2	7.7	6.2	15.6%	24.2%
Theater exhibition fees	37.6	30.9	62.1	52.6	21.7%	18.1%
Selling and marketing costs	9.6	9.8	19.2	20.4	(2.0%)	(5.9%)
Administrative and other costs	10.8	10.6	24.1	23.5	1.9%	2.6%
Depreciation expense	1.5	1.1	3.0	2.2	36.4%	36.4%
Amortization expense	8.0	8.2	16.0	17.6	(2.4%)	(9.1%)
Total operating expenses	71.2	63.8	132.1	122.5	11.6%	7.8%
Operating loss	(12.8)	(12.0)	(39.7)	(35.9)	6.7%	10.6%
Non-operating (income) expense, net	(2.9)	(1.3)	(1.1)	5.5	123.1%	(120.0%)
Net loss attributable to NCM, Inc.	$(9.9)	$(10.7)	$(38.6)	$(41.4)	(7.5%)	(6.8%)

Net loss per NCM, Inc. basic share	$(0.11)	$(0.11)	$(0.41)	$(0.44)	0.0%	(6.8%)
Net loss per NCM, Inc. diluted share	$(0.11)	$(0.11)	$(0.41)	$(0.44)	0.0%	(6.8%)

Adjusted OIBDA	$2.1	$0.7	$(8.5)	$(8.3)	200.0%	2.4%
Adjusted OIBDA margin	3.6%	1.4%	(9.2%)	(9.6%)	166.1%	(4.0%)
Total theater attendance (in millions) (1)	137.6	115.3	220.8	187.7	19.3%	17.6%
Total screens (2)	18,925	17,832

(1)
Represents the total attendance within NCM LLC's advertising network, including Spotlight subsequent to November 15, 2025.
(2)
Represents the total screens within NCM LLC's advertising network, including Spotlight subsequent to November 15, 2025.

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

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q2 2026	Q2 2025	YTD 2026	YTD 2025
Operating loss	$(12.8)	$(12.0)	$(39.7)	$(35.9)
Depreciation expense	1.5	1.1	3.0	2.2
Amortization expense	8.0	8.2	16.0	17.6
Share-based compensation costs (1)	2.4	2.9	4.0	5.6
Workforce and system transformation costs (2)	2.7	0.4	7.5	0.6
Satellite transition costs (3)	—	—	0.1	—
Spotlight acquisition and integration costs (4)	0.1	—	0.3	—
Advisor fees related to the Cineworld Proceeding and Chapter 11 Case (5)	0.2	0.1	0.3	1.6
Adjusted OIBDA	$2.1	$0.7	$(8.5)	$(8.3)
Total revenue	$58.4	$51.8	$92.4	$86.6
Operating margin	(21.9%)	(23.2%)	(43.0%)	(41.5%)
Adjusted OIBDA margin	3.6%	1.4%	(9.2%)	(9.6%)

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
(4)
Advisor and legal fees incurred in connection with the acquisition of Spotlight in the fourth quarter of 2025, as well as temporary transition costs incurred during the integration of Spotlight into the Company's processes during the first and second quarters of 2026.
(5)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Basis of Presentation

The results of operations data for the three months ended July 2, 2026 (second quarter of 2026) and June 26, 2025 (second quarter of 2025) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

Second Quarter of 2026 and Second Quarter of 2025.

Revenue. Total revenue increased $6.6 million, or 12.7%, from $51.8 million for the second quarter of 2025 to $58.4 million for the second quarter of 2026. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
National advertising revenue	$44.9	$41.2	$3.7	9.0%
Local and regional advertising revenue	9.5	6.4	3.1	48.4%
ESA Party advertising revenue from beverage concessionaire agreements	4.0	4.2	(0.2)	(4.8)%
Total revenue	$58.4	$51.8	$6.6	12.7%

The following table shows data on theater attendance and revenue per attendee for the second quarter of 2026 and 2025:

			% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026
National advertising revenue per attendee	$0.326	$0.357	(8.7)%
Local and regional advertising revenue per attendee	$0.069	$0.056	24.4%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.395	$0.413	(4.2)%
Total revenue per attendee	$0.424	$0.449	(5.5)%
Total theater attendance (in millions) (1)	137.6	115.3	19.3%

________________________________________________________

(1) Represents the total attendance within NCM LLC’s advertising network, including Spotlight subsequent to November 15, 2025.

National advertising revenue. National advertising revenue increased by $3.7 million, or 9.0%, from $41.2 million for the second quarter of 2025 to $44.9 million for the second quarter of 2026. The increase in national advertising revenue was primarily due to a 19.3% increase in network attendance and an 11.2% increase in CPMs, partially offset by a 7.2% decrease in national advertising utilization, as well as decreased revenue associated with the Courtesy segment of The Noovie® Show in the second quarter of 2026, as compared to the second quarter of 2025.

Local and regional advertising revenue. Local and regional advertising revenue increased by $3.1 million, or 48.4%, from $6.4 million for the second quarter of 2025 to $9.5 million for the second quarter of 2026. The increase in local and regional advertising revenue was primarily due to the sale of a higher percentage of premium inventory at higher CPMs, as well as an increase in activity within the retail and apparel, gaming and entertainment categories for the second quarter of 2026, as compared to the second quarter of 2025. These increases were partially offset by a decrease in activity within the government category in the second quarter of 2026, as compared to the second quarter of 2025.

ESA Party beverage revenue. ESA Party beverage revenue decreased by $0.2 million, or 4.8%, from $4.2 million for the second quarter of 2025 to $4.0 million for the second quarter of 2026. The decrease in ESA Party beverage revenue was primarily due to a decrease in the length of the on-screen advertising purchased by an ESA party in accordance with its underlying beverage concessionaire agreement in the second quarter of 2026, as compared to the second quarter of 2025. This decrease was offset by a 12.6% increase in ESA Party attendance in the second quarter of 2026, as compared to the second quarter of 2025.

Operating expenses. Total operating expenses increased $7.4 million, or 11.6%, from $63.8 million for the second quarter of 2025 to $71.2 million for the second quarter of 2026. The following table shows the changes in operating expense for the second quarter of 2026 and the second quarter of 2025 (in millions):

			$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
Network operating costs	$3.7	$3.2	$0.5	15.6%
Theater exhibition fees	37.6	30.9	6.7	21.7%
Selling and marketing costs	9.6	9.8	(0.2)	(2.0)%
Administrative and other costs	10.8	10.6	0.2	1.9%
Depreciation expense	1.5	1.1	0.4	36.4%
Amortization expense	8.0	8.2	(0.2)	(2.4)%
Total operating expenses	$71.2	$63.8	$7.4	11.6%

Network operating costs. Network operating costs increased $0.5 million, or 15.6%, from $3.2 million for the second quarter of 2025 to $3.7 million for the second quarter of 2026. The increase was primarily related to a $0.3 million increase in severance, transition and retention related compensation incurred in conjunction with the 2026 Transformation Initiative and a $0.2 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider in the second quarter of 2026, as compared to the second quarter of 2025.

Theater exhibition fees. Theater exhibition fees increased by $6.7 million, or 21.7%, from $30.9 million for the second quarter of 2025 to $37.6 million for the second quarter of 2026. The increase was primarily related to a $3.8 million increase due to the 19.3% increase in network attendance partially driven by the acquisition of Spotlight, a $1.8 million increase driven by contractual rate increases within and renegotiations of our exhibitor agreements and a $0.9 million increase corresponding to the increase in platinum revenue in the second quarter of 2026, as compared to the second quarter of 2025.

Selling and marketing costs. Selling and marketing costs decreased by $0.2 million, or 2.0%, from $9.8 million for the second quarter of 2025 to $9.6 for the second quarter of 2026. This was primarily due to a $1.3 million decrease in selling related expenses due to the 2026 Transformation Initiative, primarily caused by the cancellation of certain contracts as well as decreased personnel related costs. These decreases were partially offset by a $0.3 million increase in commission expense driven by the increase in revenue in the second quarter of 2026, as compared to the second quarter of 2025, a $0.3 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider, a $0.3 million increase in other transition costs incurred in conjunction with the 2026 Transformation Initiative and $0.2 million increase in bad debt expense in the second quarter of 2026, as compared to the second quarter of 2025.

Administrative and other costs. Administrative and other costs increased $0.2 million, or 1.9%, from $10.6 million for the second quarter of 2025 to $10.8 million for the second quarter of 2026. The increase was primarily due to $1.2 million in transition related administrative expenses and severance, transition and retention expenses incurred in conjunction with the 2026 Transformation Initiative and a $0.4 increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider. These increases were partially offset by a $0.5 million decrease in personnel related costs due to the 2026 Transformation Initiative, a $0.4 million decrease in stock-based compensation due to the completion of the amortization of the expense associated with the 2024 management equity incentive plan in 2025, a $0.2 million decrease in cloud computing expenses and a $0.1 million decrease in lease expense in the second quarter of 2026, as compared to the second quarter of 2025.

Depreciation expense. Depreciation expense increased $0.4 million, or 36.4%, from $1.1 million for the second quarter of 2025, to $1.5 million for the second quarter of 2026. The increase was primarily due to assets placed in service in late 2025 related to the completion of certain leasehold improvements.

Amortization expense. Amortization expense decreased $0.2 million, or 2.4%, from $8.2 million for the second quarter of 2025 to $8.0 million for the second quarter of 2026. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025 as further discussed in Note 5—Intangible Assets and Note 8—Income Taxes.

Non-operating income. Total non-operating income increased $1.6 million, or 123.1%, from $1.3 million for the second quarter of 2025 to $2.9 million for the second quarter of 2026. The following table shows the changes in non-operating income for the second quarter of 2026 and the second quarter of 2025 (in millions):

			$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
Interest on borrowings	$0.2	$0.1	$0.1	100.0%
Interest income	(0.3)	(0.4)	0.1	(25.0)%
Gain on the re-measurement of the payable under the tax receivable agreement	(2.3)	(0.8)	(1.5)	187.5%
Other non-operating income, net	(0.5)	(0.2)	(0.3)	150.0%
Total non-operating income, net	$(2.9)	$(1.3)	$(1.6)	123.1%

The increase in non-operating income was primarily due to a $1.5 million increase in gain on the re-measurement of the payable under the tax receivable agreement largely due to the subsequent decrease in the forecast during the second quarter of 2026, as compared to the original forecast, as well as a $0.3 million increase in other non-operating income related to the Company's equity method investments in the second quarter of 2026, compared to the second quarter of 2025.

Six months ended July 2, 2026 and June 26, 2025

Revenue. Total revenue increased $5.8 million, or 6.7%, from $86.6 million for the six months ended June 26, 2025 to $92.4 million for the six months ended July 2, 2026. The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
National advertising revenue	$72.3	$68.6	$3.7	5.4%
Local and regional advertising revenue	13.9	11.2	2.7	24.1%
ESA Party advertising revenue from beverage concessionaire agreements	6.2	6.8	(0.6)	(8.8)%
Total revenue	$92.4	$86.6	$5.8	6.7%

The following table shows data on theater attendance and revenue per attendee for the six months ended July 2, 2026 and June 26, 2025:

	Six Months Ended		% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026
National advertising revenue per attendee	$0.327	$0.365	(10.4)%
Local and regional advertising revenue per attendee	$0.063	$0.060	5.5%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.390	$0.425	(8.2)%
Total revenue per attendee	$0.418	$0.461	(9.3)%
Total theater attendance (in millions) (1)	220.8	187.7	17.6%

________________________________________________________

(1) Represents the total attendance within NCM LLC’s advertising network, including Spotlight subsequent to November 15, 2025.

National advertising revenue. National advertising revenue increased by $3.7 million, or 5.4%, from $68.6 million for the six months ended June 26, 2025 to $72.3 million for the six months ended July 2, 2026. The increase in national advertising revenue was primarily due to a 3.1% increase in national advertising utilization, as well as a 17.6% increase in network attendance in the six months ended July 2, 2026, as compared to the six months ended June 26, 2025. These increases were partially offset by a 3.0% decrease in national advertising CPMs, as well as decreased revenue associated with the Courtesy segment of The Noovie® Show in the six months ended June 26, 2025, as compared to the six months ended July 2, 2026.

Local and regional advertising revenue. Local and regional advertising revenue increased by $2.7 million, or 24.1%, from $11.2 million for the six months ended June 26, 2025 to $13.9 million for the six months ended July 2, 2026. The increase in local and regional advertising revenue was primarily due to the sale of a higher percentage of premium inventory at higher CPMs, as well as an increase in contract activity and size within the retail and apparel, gaming, entertainment, wireless and travel categories for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025. These increases were partially offset by a decrease in contract activity and size within the government, education and healthcare categories for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025.

ESA Party beverage revenue. ESA Party beverage revenue decreased $0.6 million, or 8.8%, from $6.8 million for the six months ended June 26, 2025 to $6.2 million for the six months ended July 2, 2026. The decrease in ESA Party beverage revenue was primarily due to a decrease in the length of the on-screen advertising purchased by an ESA party in accordance with its underlying beverage concessionaire agreement for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025. This decrease was offset by a 9.3% increase in ESA Party attendance, as well as contractual rate increases within the ESAs for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025.

Operating expenses. Total operating expenses increased $9.6 million, or 7.8%, from $122.5 million for the six months ended June 26, 2025 to $132.1 million for the six months ended July 2, 2026. The following table shows the changes in operating expense for the six months ended July 2, 2026 and June 26, 2025 (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
Network operating costs	$7.7	$6.2	$1.5	24.2%
Theater exhibition fees	62.1	52.6	9.5	18.1%
Selling and marketing costs	19.2	20.4	(1.2)	(5.9)%
Administrative and other costs	24.1	23.5	0.6	2.6%
Depreciation expense	3.0	2.2	0.8	36.4%
Amortization expense	16.0	17.6	(1.6)	(9.1)%
Total operating expenses	$132.1	$122.5	$9.6	7.8%

Network operating costs. Network operating costs increased $1.5 million, or 24.2%, from $6.2 million for the six months ended June 26, 2025 to $7.7 million for the six months ended July 2, 2026. The increase was primarily related to a $0.5 million increase in severance, transition and retention related compensation incurred in conjunction with the 2026 Transformation Initiative, a $0.4 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider, a $0.2 million increase in annual licensing costs, a $0.1 million increase in network delivery costs due to temporary duplicative costs incurred during the transition from satellite to broadband delivery during 2026 and $0.1 million incurred during the integration of Spotlight into the Company's processes for the six months ended July 2, 2026, compared to the six months ended June 26, 2025.

Theater exhibition fees. Theater exhibition fees increased $9.5 million, or 18.1%, from $52.6 million for the six months ended June 26, 2025 to $62.1 million for the six months ended July 2, 2026. The increase was primarily related to a $5.7 million increase due to the 17.6% increase in network attendance partially driven by the acquisition of Spotlight, a $2.5 million increase driven by contractual rate increases within our exhibitor agreements and a $1.4 million increase corresponding to the increase in platinum revenue for the six months ended July 2, 2026, compared to the six months ended June 26, 2025.

Selling and marketing costs. Selling and marketing costs decreased $1.2 million, or 5.9%, from $20.4 million for the six months ended June 26, 2025 to $19.2 million for the six months ended July 2, 2026. The decrease in selling and marketing costs was primarily due to a $1.7 million decrease in selling related expenses driven by the timing of our periodic company-wide sales meeting during the first quarter of 2025 and the cancellation of certain contracts in relation to the 2026 Transformation Initiative, a $0.9 million decrease in personnel related costs due to the 2026 Transformation Initiative and a $0.3 million decrease in variable partnership costs for the six months ended July 2, 2026 compared to the six months ended June 26, 2025. These decreases were partially offset by a $0.6 million increase in severance expense and a $0.5 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider in conjunction with the 2026 Transformation Initiative, $0.2 million increase in barter expenses, a $0.2 million in transformation costs incurred in conjunction with the 2026 Transformation Initiative and a $0.2 million increase in production related expenses for the six months ended July 2, 2026, compared to the six months ended June 26, 2025.

Administrative and other costs. Administrative and other costs increased $0.6 million, or 2.6%, from $23.5 million for the six months ended June 26, 2025 to $24.1 million for the six months ended July 2, 2026. The increase is primarily due to a $4.6 million increase in transition related administrative expenses and severance, transition and retention expenses incurred in conjunction with the 2026 Transformation Initiative, a $0.5 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider in conjunction with the 2026 Transformation Initiative and a $0.2 million increase temporary transition costs incurred during the integration of Spotlight into the Company's processes. These increases were partially offset by a $1.7 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $1.3 million decrease in stock-based compensation due to the completion of the amortization of the expense associated with the 2024 management equity incentive plan in 2025, a $0.7 million decrease in other administrative expenses partially related to disciplined cost management, a $0.6 million decrease in personnel related expenses due to the 2026 Transformation Initiative and a $0.3 million decrease in lease related expenses for the six months ended July 2, 2026, compared to the six months ended June 26, 2025.

Depreciation expense. Depreciation expense increased $0.8 million, or 36.4%, from $2.2 million for the six months ended June 26, 2025 to $3.0 million for the six months ended July 2, 2026. The increase was primarily due to assets placed in service in late 2025 related to the completion of certain leasehold improvements.

Amortization expense. Amortization expense decreased $1.6 million, or 9.1%, from $17.6 million for the six months ended June 26, 2025 to $16.0 million for the six months ended July 2, 2026. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the 2025 AMC Agreement in the second quarter of 2025, as further discussed in Note 5—Intangible Assets and Note 8—Income Taxes.

Non-operating (income) expense. Total non-operating income increased $6.6 million, or 120.0%, from $5.5 million of expense for the six months ended June 26, 2025 to $1.1 million of income for the six months ended July 2, 2026. The following table shows the changes in non-operating (income) expense for the six months ended July 2, 2026 and June 26, 2025 (in millions):

	Six Months Ended		$ Change	% Change
	Q2 2026	Q2 2025	Q2 2025 to Q2 2026	Q2 2025 to Q2 2026
Interest on borrowings	$0.5	$0.3	$0.2	66.7%
Interest income	(0.6)	(0.9)	0.3	(33.3)%
(Gain) loss on the re-measurement of the payable under the tax receivable agreement	(0.3)	4.6	(4.9)	(106.5)%
Loss on debt extinguishment	—	1.8	(1.8)	(100.0)%
Other non-operating income, net	(0.7)	(0.3)	(0.4)	133.3%
Total non-operating (income) expense, net	$(1.1)	$5.5	$(6.6)	(120.0)%

The increase in non-operating (income) expense was primarily due to a $4.9 million increase in (gain) loss on the re-measurement of the payable under the tax receivable agreement largely due to the addition of one new forecasted year in 2026 to replace the completed prior year within the calculation, the subsequent decrease in the forecast during the six months ended July 2, 2026, as compared to the original forecast and the inclusion of the AMC Termination Agreement within the calculation in 2026. The increase was also due to a $1.8 million decrease in loss on debt extinguishment incurred in the six months ended July 2, 2026, compared to the six months ended June 26, 2025. The increase is also due to a $0.4 million increase in other operating income in the six months ended July 2, 2026, compared to the six months ended June 26, 2025. These increases were partially offset by a $0.3 million decrease in interest income and a $0.2 million increase in interest expense in the six months ended July 2, 2026, compared to the six months ended June 26, 2025.

Known Trends and Uncertainties

Beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2025, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2026, one ESA party began purchasing less on-screen advertising time for nine months of the year in accordance with its beverage concessionaire agreement. This change in the ESA party's obligation will result in lower beverage revenue in 2026, as compared to 2025. The price for the time sold will increase at a fixed rate of 2.0% each year.

Theater exhibition fees—In consideration for the Company’s access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. In May 2026, the Company implemented changes in the fee structure of an ESA party's beverage agreement which will result in increased theater exhibition fees in 2026, as compared to 2025. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘Theater exhibition fees’ in the unaudited Condensed Consolidated Statements of Operations.

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

On January 24, 2025, NCM LLC, as borrower, entered into the 2025 Credit Facility with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding, as of December 26, 2024, and terminated all commitments under its Revolving Credit Facility 2023 (as defined below), and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of July 2, 2026, NCM LLC had an outstanding balance of $12.0 million under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	July 2, 2026	January 1, 2026	June 26, 2025	YE 2025 to Q2 2026	Q2 2025 to Q2 2026
Cash, cash equivalents and marketable securities (1)	$43.1	$34.6	$37.2	$8.5	$5.9
2025 Credit Facility availability (2)	32.4	32.4	44.4	—	(12.0)
Total liquidity	$75.5	$67.0	$81.6	$8.5	$(6.1)

(1)
Included in cash, cash equivalents and marketable securities as of July 2, 2026, January 1, 2026 and June 26, 2025, was $36.7 million, $23.8 million and $18.2 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The 2025 Credit Facility portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility is $45.0 million as of July 2, 2026, January 1, 2026 and June 26, 2025. As of July 2, 2026, January 1, 2026 and June 26, 2025, the amount available under the 2025 Credit Facility in the table above is net of letters of credit of $0.6 million.

As of July 2, 2026, the weighted average remaining maturity of our debt facility was 1.6 years. As of July 2, 2026, NCM LLC has an outstanding balance of $12.0 million under the 2025 Credit Facility. All of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Six Months Ended
	July 2, 2026	June 26, 2025
Operating cash flow	$16.6	$1.1
Investing cash flow	$(1.1)	$(2.4)
Financing cash flow	$(7.0)	$(36.5)

•
Operating Activities. The $15.5 million increase in cash provided by operating activities for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025, was due to (1) a $12.2 million increase in the change in deferred revenue, (2) a $6.6 million decrease in payments of accounts payable and accrued expenses, (3) a $6.1 million increase in accounts receivable collections, (4) a $0.5 million increase in the change in prepaid expenses and (5) a $0.3 million decrease in payments to the ESA Parties under the tax receivable agreement. These increases in cash provided by operating activities were partially offset by (1) a $7.8 million increase in net loss adjusted for non-cash items, (2) a $1.8 million increase in the change in ESA amounts due to/from, net and (3) a $0.6 million decrease in ESA integration and other encumbered theater payments received for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025.
•
Investing Activities. The $1.3 million decrease in cash used in investing activities for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025, was primarily due to a $1.4 million decrease in purchases of property and equipment and a $0.3 million increase in proceeds received from an equity method investment for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025. These decreases were partially offset by a $0.4 million increase in purchases of intangible assets for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025.
•
Financing Activities. The $29.5 million decrease in cash used in financing activities for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025, was primarily due to a $17.5 million decrease in payments made to repurchase shares of NCM, Inc.'s common stock, a $10.0 million decrease in repayments under the Revolving Credit Facility 2023 due to the repayment of the outstanding balance in the first quarter of 2025, a $1.5 million decrease in payments of debt issuance costs associated with the termination of the Revolving Credit Facility 2023 and commencement of the Credit Facility 2025 in the first quarter of 2025 and a $0.5 million decrease in repurchase of stock for restricted stock tax withholding for the six months ended July 2, 2026, as compared to the six months ended June 26, 2025.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances, which as of July 2, 2026, were $43.1 million (including $36.7 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are cash provided by its operating activities, availability under the 2025 Credit Facility and cash on hand. The $36.7 million of cash at NCM LLC will be used to fund operations and strategic investments. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC, for the six months ended July 2, 2026, was calculated as approximately negative $21.7 million, associated entirely with NCM, Inc., as the only holder of NCM LLC units as of July 2, 2026. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. Any negative amounts can only be offset against positive available cash within the second quarter of future years, in accordance with the agreement. As of July 2, 2026, NCM LLC owed NCM, Inc. $52.7 million in deferred available cash distributions.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2025 Credit Facility) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company made an estimated TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. The Company made an estimated TRA payment in 2026 for the 2025 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K, filed for the fiscal year ended January 1, 2026, and incorporated by reference herein. As of July 2, 2026, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. On January 24, 2025, NCM LLC entered into the 2025 Credit Facility. The maximum capacity that NCM LLC has access to under the 2025 Credit Facility is $45.0 million. The interest rate under the 2025 Credit Facility is a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. As of July 2, 2026, the Company has an outstanding balance of $12.0 million under the 2025 Credit Facility. If the Company had drawn down on the maximum capacity of the 2025 Credit Facility of $45.0 million, a 100-basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.5 million for an annual period.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of July 2, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures, as of July 2, 2026, were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended July 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026 for the fiscal quarter ended April 2, 2026 and in our Annual Report on Form 10-K filed with the SEC on February 26, 2026 for the fiscal year ended January 1, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the six months ended July 2, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 3, 2026 through April 30, 2026	—	$—	—	(1)	$63.9	(1)
May 1, 2026 through May 28, 2026	—	$—	—	(1)	$63.9	(1)
May 29, 2026 through July 2, 2026	62,856	$3.10	62,856	(1)	$63.7	(1)
Total for the quarter ended July 2, 2026	62,856	$3.10	62,856	(1)	$63.7	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. The below sets forth written trading plans adopted by certain director and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended July 2, 2026. All of these plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act ( a “Rule 10b5-1 Plan”) and were adopted during the quarterly trading window under our Insider Trading Policy, with no sales commencing under the plan until the completion of the required cooling off period under Rule 10b5-1. Other than as set forth below, during the six months ended July 2, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On May 6, 2026, Maria Woods, our Chief Legal Officer, adopted a Rule 10b5-1 Plan to sell up to 72,635 shares, subject to the satisfaction of specific conditions set forth in the plan. The plan expires on June 30, 2027, unless terminated sooner in accordance with its terms.

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 11, 2026	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 11, 2026	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)