Form 10-Q
period 2026-10-01
National CineMedia, Inc.
filed 2026-11-10
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2026

or

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

As of November 5, 2026, 94,387,494 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	October 1, 2026	January 1, 2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.8	$34.6
Restricted cash	8.0	3.0
Receivables, net of allowance of $2.6 and $1.1, respectively	80.4	96.5
Prepaid expenses and other current assets	7.5	4.0
Total current assets	123.7	138.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $12.0 and $8.4, respectively	30.4	19.4
Intangible assets, net of accumulated amortization of $111.0 and $86.1, respectively	467.2	308.8
Goodwill	109.3	0.5
Other investments	9.8	8.1
Debt issuance costs, net	0.6	0.7
Other assets	17.8	15.0
Total non-current assets	635.1	352.5
TOTAL ASSETS	$758.8	$490.6
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$4.0	$6.8
Payable under the TRA	1.7	2.9
Accrued expenses	3.1	1.9
Accrued payroll and related expenses	8.2	12.1
Accounts payable	48.2	26.1
Deferred revenue	10.7	10.8
Short-term debt	5.2	—
Other current liabilities	1.6	1.5
Total current liabilities	82.7	62.1
NON-CURRENT LIABILITIES:
Payable under the TRA	67.0	30.9
Deferred tax liability, net	5.3	—
Long-term lease liabilities	11.6	9.3
Revolving credit facility	10.0	12.0
Term loan facility, net	261.9	—
Other long-term liabilities	0.7	0.9
Total non-current liabilities	356.5	53.1
Total liabilities	439.2	115.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 94,351,928 and 93,353,604 issued and outstanding, respectively	2.5	2.5
Additional paid in capital	143.0	136.5
Retained earnings	174.1	236.4
Total NCM, Inc. stockholders’ equity	319.6	375.4
Noncontrolling interests	—	—
Total equity	319.6	375.4
TOTAL LIABILITIES AND EQUITY	$758.8	$490.6

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2026	September 25, 2025	October 1, 2026	September 25, 2025
NET REVENUE (including revenue from related parties of $0.3, $0.0, $0.8 and $0.0, respectively)	$61.4	$63.4	$153.8	$150.0
OPERATING EXPENSES:
Network operating costs	3.2	3.2	10.9	9.4
Theater exhibition fees	40.2	32.3	102.3	84.9
Selling and marketing costs	9.0	10.1	28.3	30.6
Administrative and other costs	19.5	10.6	43.6	34.0
Depreciation expense	1.6	1.1	4.5	3.3
Amortization expense	8.9	7.9	24.9	25.5
Goodwill impairment	0.6	—	0.6	—
Total	83.0	65.2	215.1	187.7
OPERATING LOSS	(21.6)	(1.8)	(61.3)	(37.7)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	1.5	0.1	2.0	0.4
Interest income	(0.3)	(0.3)	(0.9)	(1.2)
Loss (gain) on re-measurement of the payable under the tax receivable agreement	36.4	(3.1)	36.1	1.6
Loss on debt extinguishment	0.5	—	0.5	1.8
Other non-operating income, net	(0.2)	(0.1)	(0.9)	(0.4)
Total	37.9	(3.4)	36.8	2.2
(LOSS) INCOME BEFORE INCOME TAXES	(59.5)	1.6	(98.1)	(39.9)
Income tax benefit	(42.3)	—	(42.3)	—
CONSOLIDATED NET (LOSS) INCOME	(17.2)	1.6	(55.8)	(39.9)
Less: Net (loss) income attributable to noncontrolling interests	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(17.2)	1.6	(55.8)	(39.9)
Foreign currency translation adjustment	—	—	—	—
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(17.2)	$1.6	$(55.8)	$(39.9)
x
NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.18)	$0.02	$(0.60)	$(0.42)
Diluted	$(0.18)	$0.02	$(0.60)	$(0.42)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,051,204	93,701,506	93,652,200	94,354,866
Diluted	94,051,204	94,311,340	93,652,200	94,354,866

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2026	September 25, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(55.8)	$(39.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation expense	4.5	3.3
Amortization expense	24.9	25.5
Goodwill impairment	0.6	—
Bad debt expense	1.6	0.3
Income tax benefit	(42.3)	—
Non-cash share-based compensation	6.4	7.3
Amortization of debt issuance costs	0.3	0.3
Loss on extinguishment of debt	0.5	1.8
Non-cash loss on re-measurement of the payable under the tax receivable agreement	36.1	1.6
Non-cash consideration received for advertising services	(1.7)	(1.3)
Other	(0.9)	(0.3)
ESA integration and other encumbered theater payments	—	0.7
Payments to the ESA Parties under the tax receivable agreement	(1.0)	(1.3)
Proceeds received from equity method investment	0.5	0.5
Changes in operating assets and liabilities:
Receivables, net	32.0	25.9
Accounts payable and accrued expenses	9.9	(9.9)
ESA amounts due to/from, net	(2.8)	(0.5)
Prepaid expenses	1.7	0.2
Deferred revenue	(0.5)	(14.0)
Other, net	(0.3)	(0.1)
Net cash provided by operating activities	13.7	0.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.4)	(3.4)
Purchase of cost method investment	—	(2.0)
Purchase of intangible asset	(0.4)	(0.4)
Purchase of a business	(271.1)	—
Net cash used in investing activities	(272.9)	(5.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(5.8)	(8.5)
Purchases of NCM, Inc.'s common stock	(1.2)	(18.7)
Proceeds from revolving credit facilities	10.0	10.0
Repayment of revolving credit facilities	(12.0)	(20.0)
Proceeds from term loan facility	275.0	—
Payment of debt issuance costs	(8.6)	(1.5)
Repurchase of stock for restricted stock tax withholding	—	(0.6)
Other financing activities	—	(0.2)
Net cash provided by (used in) financing activities	257.4	(39.5)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1.8)	(45.2)
Cash, cash equivalents and restricted cash at beginning of period	37.6	78.1
Cash, cash equivalents and restricted cash at end of period	$35.8	$32.9

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2026	September 25, 2025
Supplemental disclosure of non-cash financing and investing activity:
Right of use assets obtained in exchange for lease liabilities	$3.1	$—
Increase in dividend equivalent accrual not requiring cash in the period	$0.1	$0.3
Cost method investment obtained in exchange for advertising inventory	$1.7	$1.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.6	$0.2
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest
Balance—June 26, 2025	$350.0	93,424,020	$2.5	50	$—	$132.7	$214.8	$—	$—
Comprehensive income, net of tax	1.6	—	—	—	—	—	1.6	—	—
Share-based compensation issued, net of tax	0.1	298,011	—	—	—	0.1	—	—	—
Share-based compensation expensed/capitalized	1.7	—	—	—	—	1.7	—	—	—
Cash dividends declared of $0.03 per share	(2.9)	—	—	—	—	—	(2.9)	—	—
Balance—September 25, 2025	$350.5	93,722,031	$2.5	50	$—	$134.5	$213.5	$—	$—

Balance—July 2, 2026	$334.3	93,995,883	$2.5	50	$—	$140.5	$191.3	$—	$—
Comprehensive loss, net of tax	(17.2)	—	—	—	—	—	(17.2)	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—
Share-based compensation issued, net of tax	0.1	356,045	—	—	—	0.1	—	—	—
Share-based compensation expensed/capitalized	2.4	—	—	—	—	2.4	—	—	—
Balance—October 1, 2026	$319.6	94,351,928	$2.5	50	$—	$143.0	$174.1	$—	$—

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interest
Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—	$—
Purchases of NCM, Inc.'s common stock	(18.8)	(3,252,394)	—	—	—	—	(18.8)	—	—
Comprehensive loss, net of tax	(39.9)	—	—	—	—		(39.9)	—	—
Share-based compensation issued, net of tax	(0.6)	1,218,934	—	—	—	(0.6)	—	—	—
Share-based compensation expensed/capitalized	7.3	—	—	—	—	7.3	—	—	—
Cash dividends declared of $0.09 per share	(8.7)	—	—	—	—	—	(8.7)	—	—
Balance—September 25, 2025	$350.5	93,722,031	$2.5	50	$—	$134.5	$213.5	$—	$—

Balance—January 1, 2026	$375.4	93,353,604	$2.5	50	$—	$136.5	$236.4	$—	$—
Purchases of NCM, Inc.'s common stock	(0.8)	(272,613)	—	—	—	—	(0.8)	—	—
Comprehensive loss, net of tax	(55.8)	—	—	—	—	—	(55.8)	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—
Share-based compensation issued, net of tax	—	1,270,937	—	—	—	—	—	—	—
Share-based compensation expensed/capitalized	6.5	—	—	—	—	6.5	—	—	—
Cash dividends declared of $0.06 per share	(5.7)	—	—	—	—	—	(5.7)	—	—
Balance—October 1, 2026	$319.6	94,351,928	$2.5	50	$—	$143.0	$174.1	$—	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM, Inc. currently owns 100.0% of NCM LLC, NCM Holdings, LLC (“NCM Holdings”) and Captivate Holdings, LLC (“Captivate”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to reference the consolidated entity.

NCM, Inc. is the leading premium video and digital out-of-home advertising platform in the U.S. With unparalleled reach and scale, NCM, Inc.'s national network connects advertisers, through its two brands NCM® and Captivate®, to hard-to-reach, young, diverse and affluent audiences utilizing the power of high attention environments, including theaters, elevators and building lobbies. A premium video, full-funnel marketing solution for advertisers, NCM, Inc. enhances advertisers’ ability to measure and drive results. NCM, LLC's Noovie® Show is presented exclusively in 38 leading national and regional theater circuits including the only three national chains, Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). NCM LLC’s cinema advertising platform consists of more than 17,600 screens in over 1,300 theaters. In November 2025, NCM, Inc. extended its reach by acquiring Spotlight and the Spotlight Cinema Network, a U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. Spotlight and the Spotlight Cinema Network presents the CineLife® Show exclusively in 96 leading national and regional theater circuits consisting of more than 850 screens in over 170 theaters. In September 2026, NCM, Inc. acquired Captivate, the leading operator of digital video elevator and lobby advertising in North America with over 27,000 digital video screens across more than 11,000 office and residential buildings. In total, NCM, Inc.’s advertising platform, including NCM LLC, Spotlight and Captivate, consists of approximately 48,000 total digital screens across theaters, office buildings and residential properties in 185 Designated Market Areas® (“DMA®”), including all of the top 100.

NCM LLC has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain cinema affiliates, including Regal, which grant the Company the exclusive right in their respective theaters to sell advertising, subject to limited exceptions. As of October 1, 2026, the weighted average remaining term of the cinema affiliate agreements, including the ESAs, is 11.1, expiring at various dates between December 31, 2026 and February 13, 2042. Captivate has agreements with office and residential buildings, which grant the Company the exclusive right in their respective lobbies and elevators to sell advertising subject to limited exceptions. As of October 1, 2026, the annual revenue retention rate for the building agreements is 98.0%.

Other Developments

On August 10, 2026, the Company entered into a Securities Purchase Agreement and Plan of Merger (the “Purchase Agreement”) with Captivate. This acquisition closed on September 18, 2026 and combined NCM LLC’s established leadership in cinema advertising with Captivate’s unrivaled office and residential footprint, creating the leading premium video and digital out-of-home advertising platform. The combination of the NCM® and Captivate® networks brought together three complementary premium audiences coveted by advertisers: NCM LLC’s young, diverse moviegoing audience and Captivate’s affluent professional audience in both Class A office buildings and residential properties. Together, the combined platform provides advertisers with a single premium media partner capable of reaching consumers and business decision makers in high-attention environments. The Company paid $272.4 million of purchase consideration to acquire 100.0% of the ownership of Captivate (the “Captivate Acquisition”). Additionally, the Company incurred $8.9 million in legal and professional fees related to the acquisition within 'Administrative and other costs' on the unaudited Condensed Consolidated Statements of Operations in the three and nine months ended October 1, 2026. Captivate was consolidated within the Company's financial statements as of September 18, 2026.

Concurrently with the closing of the Captivate Acquisition, NCM Holdings entered into a credit agreement (the “2026 Credit Agreement”) with Crestline Direct Finance, L.P. as administrative agent and collateral agent, whereby NCM Holdings borrowed, in the form of a senior secured first lien term loan, an original aggregate principal amount of $275.0 million (the “2026 Term Loan Facility”) and established a $25.0 million senior secured revolving credit facility (the “2026 Revolving Facility,”). As of September 18, 2026, the 2026 Term Loan Facility was fully funded, the Company borrowed $10.0 million under the 2026 Revolving Facility and the Company recognized $8.6 million in debt issuance costs with $0.6 million within 'Other assets' and $7.9 million within 'Term Loan Facility, net' on the unaudited Condensed Consolidated Balance Sheet. Additionally, on September 18, 2026, NCM LLC repaid the full amount outstanding under the 2025 Credit Facility, as defined below, and terminated the agreement. Borrowings under the 2026 Revolving Facility may be used for, among other things, working capital and other general corporate purposes of NCM Holdings, NCM LLC and Captivate. The 2026 Credit Agreement matures on September 18, 2031 and bears interest at a margin over a reference rate selected at the option of the borrower. The margin for the 2026 Credit Agreement is 7.00% per annum for SOFR borrowings and 6.00% per annum for base rate borrowings.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (the “2026 Transformation Initiative”). The Company eliminated the positions of approximately 10.0% of its workforce and transitioned the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative was completed in the third quarter of 2026. In conjunction with this initiative, the Company reviewed all vendor relationships and is in the process of terminating its relationship with certain vendors, resulting in termination fees of $0.3 million and $3.4 million for the three and nine months ended October 1, 2026, respectively.

On November 14, 2025, NCM LLC entered into the Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), the only U.S. cinema advertising company dedicated to serving art house, luxury and dine-in exhibitors. The acquisition of Spotlight added high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to our platform, unlocking new advertising and preshow entertainment inventory across theaters nationwide. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complement NCM LLC’s national theater network and extend NCM LLC’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increased NCM LLC’s national market share by more than 6.0% and expanded its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. The Company paid $8.2 million of purchase consideration to acquire 100.0% of the ownership of Spotlight. Spotlight was consolidated within the Company's financial statements as of November 15, 2025.

On April 17, 2025, the Company and AMC entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years, more closely aligned the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure distributed in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waived AMC’s rights under certain agreements entered into at the time of the Company's initial public offering. The agreements were accounted for in accordance with the lease modification guidance within Accounting Standards Codification (“ASC”) 842—Leases, as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM LLC no longer has an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC, and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note 5—Intangible Assets, Note 8—Income Taxes and Note 9—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provided for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its previous revolving credit facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility reduced the Company's overall interest expense, extended the maturity date to 2028 and was a cash flow-based revolving loan compared to the asset-based revolving loan of the previous revolving credit facility. On September 18, 2026, the Company repaid the full amount outstanding under the 2025 Credit Facility, terminated the agreement, and recorded a loss of $0.5 million within 'Loss on debt extinguishment' on the unaudited Condensed Consolidated Statements of Income.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to undiscounted cash flows utilized in assessing whether there are impairment indicators for the Company's intangible assets, the valuation of acquired businesses, discounted cash flows utilized in assessing impairment indicators for the Company's goodwill, the reserve for uncollectible accounts receivable, share-based compensation and income taxes. Actual results could differ from estimates.

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K, filed for the fiscal year ended January 1, 2026, contain a complete discussion of the Company’s significant accounting policies. The following is additional information related to the Company’s accounting policies.

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens within the NCM Network across the U.S., the CineLife® Show seen within the Spotlight Cinema Network, through Captivate's digital screen network in office and residential buildings, within the lobby entertainment network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, NCM LLC sells data and digital advertising, including through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment. The Company, through Captivate, also derives revenue through subscription agreements with certain office and residential buildings to provide content within the buildings. Captivate also, at times, produces and delivers building specific content for a fee. Certain revenue share payments owed to the buildings are recorded as a reduction to revenue in accordance with GAAP.

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company’s trade receivables and unbilled receivables balances is accounted for through the allowance for credit losses, a contra asset account which reduces the net receivables balance. The allowance for credit losses balance is determined by pooling the Company’s receivables with similar risk characteristics, specifically by type of customer (national advertisers, local/regional advertisers and building subscribers) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National advertiser receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional advertiser receivables are with smaller companies, sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company has smaller contracts with many local cinema advertiser clients that are not individually significant. Building subscriber receivables are with building owners and building management companies and represent much smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.

The Company had no customers through which it sourced advertising revenue that accounted for more than 10% of the Company's gross outstanding receivable balance as of October 1, 2026 and January 1, 2026. During the three and nine months ended October 1, 2026, and the three and nine months ended September 25, 2025, the Company had no customers that accounted for more than 10.0% of the Company's revenue.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded $0.1 million, $0.0 million, $0.1 million and $0.0 million in write-offs related to long-lived assets during the three months ended October 1, 2026 and September 25, 2025, or the nine months ended October 1, 2026 and September 25, 2025, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit and option grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense if management changes its estimate of the number of restricted stock units expected to vest in a specific period. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units and options that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units or options on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units or options is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares or options following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and nine months ended October 1, 2026 and September 25, 2025, 0.0 million, 0.0 million, 1.7 million and 1.5 million restricted stock units were granted, respectively. During the three and nine months ended October 1, 2026 and September 25, 2025, 0.4 million, 0.3 million, 1.3 million and 1.3 million restricted stock units vested, respectively. Additionally, the Company recorded $2.4 million, $1.7 million, $6.4 million and $7.3 million in share-based compensation expense during the three and nine months ended October 1, 2026 and September 25, 2025, respectively, within ‘Network operating costs,’ ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Consolidated Balance Sheets. Certain awards were modified resulting in incremental share-based compensation expense of $0.0 million, $0.0 million, $0.0 million and $0.4 million during the three and nine months ended October 1, 2026 and September 25, 2025, respectively.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.0 million, 0.0 million, 0.3 million and 3.3 million shares repurchased on the open market during the three and nine months ended October 1, 2026 and September 25, 2025, respectively. As the Company elected to retire the shares, in accordance with ASC 505—Equity, upon their retirement, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $0.0 million, $0.0 million, $0.8 million and $18.8 million for the three and nine months ended October 1, 2026 and September 25, 2025, respectively. As of October 1, 2026, 6.9 million shares have been repurchased on the open market since the program's inception.

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only operating and reportable segment under the requirements of ASC 280—Segment Reporting. The Company’s Chief Executive Officer is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The accounting policies of the one operating and reportable segment are described in the summary of significant accounting policies included in the Company's Form 10-K filed for the fiscal year ended January 1, 2026. The majority of segment revenues relate to services performed within the United States, with a minority performed in Canada. The Company’s segment assets are primarily generated and domiciled within the United States, with a small amount generated and domiciled in Canada.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Capital Expenditures—Capital expenditures within the three and nine months ended October 1, 2026 and September 25, 2025 include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures, for the three and nine months ended October 1, 2026 and September 25, 2025, were $0.4 million, $1.0 million, $1.4 million and $3.4 million, respectively.

Foreign Currency Transactions—Results of operations for Captivate’s Canadian subsidiary where the Canadian dollar is the functional currency are translated into U.S. dollars each month using the average monthly exchange rate. Assets and liabilities from each subsidiary are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. The related translation adjustments are recorded in other comprehensive income.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recognized foreign currency transaction losses of $0.0 million since September 18, 2026, for the three and nine months ended October 1, 2026. This balance is presented within 'Other non-operating income, net' within the unaudited Condensed Consolidated Statements of Operations.

Comprehensive Income—Components of comprehensive income are reported directly in the unaudited Condensed Consolidated Statements of Operations and relate to foreign currency translation adjustments.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC wherein NCM, Inc. is the primary beneficiary, under the provisions of ASC 810—Consolidation. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. holds the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. has the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM, Inc. was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation. NCM, Inc. consolidates the accounts of Captivate under the provisions of ASC 810—Consolidation as a voting interest entity, as NCM, Inc. acquired 100% of the voting interests in Captivate on September 18, 2026. There were no changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests for the three and nine months ended October 1, 2026 and September 25, 2025.

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the three and nine months ended October 1, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”), which expands the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses in commonly presented expense captions. Under the new guidance, entities must disclose additional information about certain costs and expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances relating to periods beginning on and after December 15, 2026. The Company is still evaluating the expected impact this will have on the Company’s Consolidated Financial Statements, but does not believe this will have a material impact on the Company’s Consolidated Financial Statements.

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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show seen on movie screens within the NCM® Network,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the CineLife® Show seen within the Spotlight Cinema Network and through the Captivate® digital screen network in office and residential buildings. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells data and digital advertising through the NCMx™ suite of products, NCM Boost℠, Boomerang℠, Bullseye℠ and Blueprint℠, as well as advertising in a variety of complementary out-of-home venues. The Company also has a long-term agreement to exhibit up to 90 seconds of advertising to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements at contractual rates outlined within the ESA. The Company, through Captivate, also derives revenue through subscription agreements with certain office and residential buildings to provide content within the buildings. Captivate also, at times, produces and delivers building specific content for a fee. Certain revenue share payments owed to the buildings are recorded as a reduction to revenue in accordance with GAAP.

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

The Company has two significant cinema advertising customer contracts with a term in excess of one year that are noncancellable as of October 1, 2026. The remaining performance obligation under these contracts is $2.3 million as of October 1, 2026 and represents commitments for future advertising services for which work has not been performed and revenues that are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under these contracts within the next two years. The Company has multiple building subscription contracts with a term in excess of one year that are noncancellable as of October 1, 2026. The remaining performance obligations under these contracts is $1.6 million as of October 1, 2026 and represents the expected subscription fees remaining under the agreements and revenues that are to be recorded in future periods. The Company expects to recognize all of its remaining performance obligation under these contracts which have a weighted average remaining term of 3.8 years. Agreements with a duration of less than one year or a duration of longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

Disaggregation of Revenue

The Company disaggregates revenue into the categories of cinema advertising and office/residential advertising as well as other revenue based on the venue where advertising is shown as well as the type of customer and the products and services included within a contract. This method of disaggregation is in alignment with how revenue is reviewed by management and reflects how revenue will be discussed with and disclosed to investors, subsequent to the Captivate Acquisition.

The following table summarizes revenue from contracts with customers for the three and nine months ended October 1, 2026 and September 25, 2025 (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2026	September 25, 2025	October 1, 2026	September 25, 2025
Cinema advertising revenue	$55.3	$59.5	$141.5	$139.3
Office/residential advertising revenue	2.2	—	2.2	—
Other revenue	3.9	3.9	10.1	10.7
Total net revenue	$61.4	$63.4	$153.8	$150.0

Deferred Revenue and Unbilled Accounts Receivable

The deferred revenue balance increases upon issuance of invoices to customers and decreases upon delivery of services and the resulting recognition of revenue. Revenue recognized in the nine months ended October 1, 2026 that was included within the ‘Deferred revenue’ balance as of January 1, 2026, was $9.6 million. Revenue recognized in the nine months ended September 25, 2025 that was included within the ‘Deferred revenue’ balance as of December 26, 2024, was $22.7 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of October 1, 2026 and January 1, 2026, the Company had $3.9 million and $4.2 million in unbilled accounts receivable, respectively, within ‘Receivables, net of allowance’ within the unaudited Condensed Consolidated Balance Sheets.

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that the use of three pools, national advertisers, local/regional advertisers and building

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

subscribers, is appropriate. The changes within the allowance for credit losses balances for the nine months ended October 1, 2026 and September 25, 2025, respectively, were as follows (in millions):

	Nine Months Ended
	October 1, 2026			September 25, 2025
	Allowance for National Advertiser Receivables	Allowance for Local/ Regional Advertiser Receivables	Allowance for Building Subscription Receivables	Allowance for National Advertiser Receivables	Allowance for Local/ Regional Advertiser Receivables
Balance at beginning of period	$0.3	$0.8	$—	$0.2	$1.0
Provision for bad debt (1)	0.3	0.2	1.1	(0.1)	0.3
Write-offs, net	—	(0.1)	—	—	(0.3)
Balance at end of period	$0.6	$0.9	$1.1	$0.1	$1.0

(1) The 'Provision for bad debt' balance within the 'Allowance for National Advertiser Receivables' and the 'Allowance for Building Subscription Receivables' pools includes the addition of the allowance for credit losses balance for Captivate's acquired receivables as of the acquisition date of September 18, 2026 through the quarter ended October 1, 2026.

3. (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common stock options and restricted stock units using the treasury stock method. The components of basic and diluted (loss) income per NCM, Inc. share are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2026	September 25, 2025	October 1, 2026	September 25, 2025
Net (loss) income attributable to NCM, Inc. (in millions)	$(17.2)	$1.6	$(55.8)	$(39.9)
Weighted average shares outstanding:
Basic	94,051,204	93,701,506	93,652,200	94,354,866
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	609,834	—	—
Diluted	94,051,204	94,311,340	93,652,200	94,354,866
(Loss) income per NCM, Inc. share:
Basic	$(0.18)	$0.02	$(0.60)	$(0.42)
Diluted	$(0.18)	$0.02	$(0.60)	$(0.42)

There were no exchangeable NCM LLC common units outstanding for the three and nine months ended October 1, 2026. The effect of the 0 and 1,160 weighted average exchangeable NCM LLC common units held by AMC, for the three and nine months ended September 25, 2025, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 7,245,476, 6,028,264, 7,245,476, and 6,028,264 stock options and non-vested restricted stock units outstanding for the three and nine months ended October 1, 2026 and September 25, 2025, respectively, which were excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4. BUSINESS COMBINATIONS

Acquisition of Captivate Holdings, LLC and Captivate Network Holdings, Inc.

On September 18, 2026, the Company completed the acquisition of Captivate, the leading operator of digital video elevator and lobby advertising in North America, whereby the Company acquired 100.0% of Captivate in exchange for cash consideration as outlined below. This acquisition combines NCM LLC’s established leadership in cinema advertising with Captivate’s unrivaled office and residential footprint, creating the leading premium video and digital out-of-home advertising platform. The combination of the NCM LLC and Captivate networks brings together three complementary premium audiences coveted by advertisers: NCM LLC’s young, diverse moviegoing audience and Captivate’s affluent professional audience in both Class A office buildings and residential properties. Together, the combined platform provides advertisers with a single premium media partner capable of reaching consumers and business decision makers in high-attention environments.

The following table summarizes the consideration transferred to acquire Captivate (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of consideration transferred:
Cash	$267.7
Escrow (1)	5.0
Less: Expected working capital adjustments	(0.3)
Total	$272.4

(1) The escrow is expected to be released within approximately 90 days of the close of the acquisition of Captivate.

The following table summarizes the fair value of Captivate and provisional fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions). The provisional allocation of the purchase price was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change as valuations are finalized within the measurement period, which cannot extend beyond one year from the acquisition date.

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$1.3
Receivables (1)	17.5
Prepaid expenses and other current assets	5.9
Property and equipment	13.8
Fair value of intangible assets	183.3
Goodwill (2)	109.3
Other long-term assets	1.0
Total assets acquired	332.1
Fair value of liabilities assumed:
Accrued expenses	0.8
Accrued payroll and related expenses	2.4
Accounts payable	7.2
Deferred revenue	0.6
Other current liabilities	0.7
Long-term liabilities	0.3
Deferred tax liabilities	47.7
Total liabilities assumed	59.7
Purchase price	$272.4

(1)

Receivables acquired:	Fair value of trade receivables acquired:	Contract value of receivables acquired:	Amount of contractual cash flows not expected to be collected:
Trade receivables	$17.5	$17.5	$—

(2) The Goodwill balance recognized of $109.3 million is partially related to the value of the assembled workforce which does not qualify for separate recognition as an intangible asset, as well as expected synergies from combining operations and projected growth of the acquired entity.

The provisional identifiable intangible assets of $183.3 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives.

	Useful Life	Fair Value
	(Years)	(in millions)
Intangible assets subject to amortization
Developed technology	3	$35.8
Customer relationships	6	40.9
Installed base	17	91.5
Trade name - Captivate	14	15.1
Total intangible assets		$183.3

The acquired business contributed revenues of $2.5 million and a net loss of $1.7 million to the Company for the three and nine months ended October 1, 2026, respectively.

Acquisition of Spotlight Cinema Networks

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

The contingent consideration was placed in an escrow account as of the acquisition date and will be released over the next three years as the required contract renewals are obtained for specified exhibitor agreements with upcoming expiration dates or as the exhibitors remain on the Spotlight Cinema Network for specified time periods. The fair value of the consideration and contingently returnable consideration are calculated utilizing the present value of payments by exhibitor probability weighted based on the respective estimated likelihood of renewal. The undiscounted maximum amount of contingent consideration is $1.6 million. Each period, the Company will revalue the contingently returnable consideration to its fair value and record the related changes in the unaudited Condensed Consolidated Statement of Operations. During the three and nine months ended October 1, 2026, the Company recorded a $0.1 million and $0.2 million increase, respectively, in the contingently returnable consideration. Changes in the contingently returnable consideration result from changes in assumptions regarding probabilities of successful achievement of exhibitor renewals, the estimated timing in which renewals are achieved and the discount rate used to estimate the fair value of the asset.

In connection with the acquisition of Spotlight Cinema Networks, the Company entered into transition agreements with various employees, transitional independent contractor agreements and a transition services agreement with one of the sellers. The expense related to these agreements is recognized as the underlying services are performed. For the three and nine months ended October 1, 2026, $0.0 million and $0.0 million was included within ‘Network operating costs,’ $0.0 million and $0.0 million was included within ‘Selling and marketing costs’ and $0.0 million and $0.2 million was included within ‘Administrative and other costs,’ respectively, as presented on the unaudited Condensed Consolidated Statements of Operations based upon the nature of the work being performed.

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

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$1.2
Receivables (1)(3)	2.8
Prepaid expenses and other current assets	0.1
Property and equipment	2.0
Fair value of intangible assets	5.4
Goodwill (2)(3)	0.6
Total assets acquired	12.1
Fair value of liabilities assumed:
Accrued expenses	0.4
Accounts payable	2.4
Deferred revenue	1.1
Total liabilities assumed	3.9
Purchase price	$8.2

(1)

Receivables acquired:	Fair value of trade receivables acquired:	Contract value of receivables acquired:	Amount of contractual cash flows not expected to be collected:
Trade receivables	$2.9	$2.9	$0.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) The goodwill balance recognized of $0.6 million is primarily related to the value of the assembled workforce which does not qualify for separate recognition as an intangible asset. This goodwill was fully impaired in the three months ended October 1, 2026.

(3) Includes a working capital adjustment recorded during the three months ended July 2, 2026 that decreased accounts receivable, net by $0.1 million and increased goodwill by $0.1 million.

The acquired business contributed revenues of $2.0 million and $6.0 million and net loss of $0.4 million and $0.4 million to the Company for the three and nine months ended October 1, 2026, respectively.

Pro Forma Financial Information (Unaudited)

The following represents the pro forma Consolidated Statement of Operations as if the Spotlight acquisition had been included in the consolidated results of the Company for the entire period for the three and nine months ended September 25, 2025, as well as the pro forma financial information as if the Captivate Acquisition had been included in the consolidated results of the Company for the entire period for the three and nine months ended October 1, 2026 and September 25, 2025. The unaudited financials are presented for informational purposes only and are not necessarily indicative of future operations or results had the Spotlight acquisition been completed as of December 29, 2023 and the Captivate Acquisition been completed as of December 26, 2024.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	October 1, 2026	October 1, 2026	September 25, 2025	September 25, 2025
Net revenue	$74.5	$196.0	$78.9	$198.6
Net loss	$(36.1)	$(74.0)	$(11.2)	$(78.9)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company's goodwill consists of $109.3 million related to the acquisition of Captivate as of October 1, 2026 and $0.6 million related to the acquisition of Spotlight as of January 1, 2026. Please refer to Note 4—Business Combinations for further information regarding how these Goodwill balances were derived.

During the quarter ended October 1, 2026, the Company identified a triggering event of the Company's goodwill related to the decrease in stock price, under ASC 350-20—Goodwill. Management utilized an independent valuation specialist and industry accepted valuation models when calculating the fair value of the Company's two reporting units, NCM LLC and Captivate. The key assumptions used to derive the estimated fair values of the two reporting units, which include internal cash flow projections and the discount rate, represent Level 3 measurements. The internal cash flow projections include assumptions regarding the growth rate for revenue, attendance, costs and operating margin, which are based on various long-term financial and operational plans. Additionally, the discount rate used in our analysis is based on the weighted average cost of capital, driven by the prevailing interest rates and financing abilities as well as the identified risks and opportunities of the reporting units. The estimated fair value of NCM LLC calculated within the analysis was not in excess of the carrying value and therefore the $0.6 million of goodwill recorded under the NCM LLC reporting unit was fully impaired within the three months ended October 1, 2026. The estimated fair value of Captivate calculated within the analysis was in excess of the carrying value and no impairment of the goodwill within the Captivate reporting unit was recorded in the three months ended October 1, 2026. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.

Intangible Assets other than Goodwill

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and network affiliates agreements, customer relationships developed and maintained by the Company’s sales force, trademarks held and used by the Company, Captivate's installed base, developed technology, noncompete agreements acquired and datasets acquired and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. Subsequently acquired intangible assets are recorded at cost, or in the case of acquisitions, their estimated fair value. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs, the average renewable term of the contract with the network affiliates, industry standard lives for customer relationships, trademarks, trade names, Captivate's installed base and developed technology, the contract length for noncompete agreements, and for the datasets, the shorter of the use rights outlined in the contract under which they were acquired and the estimated rate of obsolescence of the datasets' usefulness. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the quarter ended October 1, 2026, the Company identified a triggering event of the Company's intangible asset group related to the decrease in stock price, under ASC 360—Impairment and Disposal of Long-Lived Assets. Management estimated future undiscounted cash flows for the Company's intangible asset group based on projected attendance, operating screens and the expected useful lives of its intangible assets. The estimated future cash flows calculated within the analysis were in excess of the net book value of the Company’s intangible assets and no impairment was recorded in the quarter ended October 1, 2026. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.

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

Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC (through April 17, 2025) and Cinemark based on the attendance associated with theater additions, new builds or dispositions during the previous year. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for either AMC (through April 17, 2025) or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. In the event that an adjustment is negative and either AMC or Cinemark did not have sufficient common membership units to return, the adjustment is satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. Upon the issuance of common membership units, the Company records an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. Subsequent to April 17, 2025 and in accordance with the AMC Termination Agreement, AMC is no longer a party to the Common Unit Adjustment Agreement and will no longer receive NCM LLC Common Units.

During the first quarter of 2026, in accordance with the Common Unit Adjustment Agreement, NCM LLC calculated a reduction of common membership units for Cinemark. As Cinemark held no membership units, the Company received cash of $0.5 million and a corresponding reduction of the intangible asset during the six months ended July 2, 2026 to settle the negative common membership unit adjustment.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA party, AMC (through April 17, 2025) or Cinemark, may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the ESA party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Integration payments were calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs with AMC and Cinemark additionally entitle NCM LLC to payments related to their on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. The encumbered beverage payments are also accounted for as a reduction to the intangible asset related to the ESAs. Given that the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC made integration payments and encumbered beverage payments to NCM LLC prior to the 2025 AMC Agreement. Upon the effectiveness of the 2025 AMC Agreement, and assuming the opt out provision is not exercised, AMC is no longer required to make integration payments, and the $10.6 million in accrued integration payments owed by AMC was forgiven. The Company recorded the forgiveness of the receivable as an increase to the ESA Party intangible asset, during the quarter ended

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 26, 2025, in accordance with the lease modification guidance outlined in ASC 842—Leases. Prior to the effectiveness of the 2025 AMC Agreement, during the three and nine months ended September 25, 2025, the Company recorded a reduction to net intangible assets of $0.0 million and 0.6 million, respectively, and AMC and Cinemark paid a total of $0.2 million and $0.7 million, respectively, in integration and Encumbered Theater payments. No reduction to net intangible assets was recorded and no payments were received during the three and nine months ended October 1, 2026.

The following table summarizes the Company's intangible assets, accumulated amortization and remaining useful lives as of October 1, 2026:

	As of October 1, 2026
	Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party agreements	14.4	$223.5	$(49.4)	$174.1
Cinema network affiliates	12.9	75.0	(14.7)	60.3
Customer relationships - NCM LLC	2.9	75.0	(39.3)	35.7
Trademark - NCM LLC	4.9	15.0	(5.9)	9.1
Datasets	1.0	0.8	(0.3)	0.5
Spotlight cinema exhibitors	11.1	4.9	(0.4)	4.5
Noncompetition agreements - Spotlight	4.1	0.4	(0.1)	0.3
Trade name - Spotlight	7.1	0.3	(0.1)	0.2
Trade name - Captivate	14.0	15.1	—	15.1
Developed technology - Captivate	3.0	35.8	(0.4)	35.4
Installed base - Captivate	17.0	91.5	(0.2)	91.3
Customer relationships - Captivate	6.0	40.9	(0.2)	40.7
Total		$578.2	$(111.0)	$467.2

The following table summarizes the Company's intangible assets, accumulated amortization and remaining useful lives as of January 1, 2026:

	As of January 1, 2026
	Remaining Useful Life	Gross	Accumulated Amortization	Net
	(Years)		(in millions)
Intangible assets subject to amortization
ESA Party agreements	15.1	$224.0	$(40.3)	$183.7
Cinema network affiliates	13.6	75.0	(11.2)	63.8
Customer relationships - NCM LLC	3.6	75.0	(29.9)	45.1
Trademark - NCM LLC	5.6	15.0	(4.5)	10.5
Datasets	1.8	0.4	(0.1)	0.3
Spotlight cinema exhibitors	11.9	4.8	(0.1)	4.7
Noncompetition agreements - Spotlight	4.9	0.4	—	0.4
Trade name - Spotlight	7.9	0.3	—	0.3
Total		$394.9	$(86.1)	$308.8

The estimated aggregate amortization expense for the remainder of fiscal 2026 is $14.4 million, $57.4 million for fiscal year 2027, $57.0 million for fiscal year 2028, $48.7 million for fiscal year 2029 and $32.6 million for fiscal year 2030.

6. RELATED PARTY TRANSACTIONS

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% each by AMC, Cinemark and Regal and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

was $1.0 million and $0.8 million as of October 1, 2026 and January 1, 2026, respectively. During the three and nine months ended October 1, 2026 and September 25, 2025, NCM LLC received cash distributions from AC JV, LLC of $0.2 million, $0.4 million, $0.5 million and $0.5 million, respectively. Equity in earnings from AC JV, LLC were $0.2 million, $0.1 million, $0.8 million and $0.4 million, for the three and nine months ended October 1, 2026 and September 25, 2025, respectively, and are included in “Other non-operating income, net” in the unaudited Condensed Consolidated Statements of Operations.

Mercurius Media Capital LP. Transactions—In January 2025, the Company entered into an agreement with Mercurius Media Capital LP. (“MMC LP”) whereby NCM LLC will provide advertising services in exchange for ownership interests in the limited partnership. The ownership interests received are part of a fund with annual installments. The ownership of each installment of the fund is determined at the completion of each year. During the three months ended April 2, 2026, the Company determined its ownership of the 2025 fund, 10.6%, reached an interest that will require the Company to account for the investment in the 2025 fund of MMC LP in accordance with ASC 323-30. The Company’s equity method investment in the 2025 fund of MMC LP was $1.8 million and $1.7 million as of October 1, 2026 and January 1, 2026, respectively. The Company elected, in accordance with ASC 323, to record all activity on a one quarter lag due to the timing of the availability of necessary reporting from MMC LP. Equity in earnings from MMC LP were $0.0 million and $0.1 million for the three and nine months ended October 1, 2026, respectively.

The Company’s cost method investment in the 2026 fund of MMC LP was $0.6 million and $0.0 million as of October 1, 2026 and January 1, 2026, respectively. The Company recognized revenue related to the advertising services provided in exchange for equity interests in the cost method investment related to the 2026 fund of $0.3 million and $0.6 million for the three and nine months ended October 1, 2026, respectively.

Looking Glass Media—As part of the acquisition of Spotlight, the Company acquired a 25.0% ownership of Looking Glass Media, a local sales organization specializing in cinema advertising. Looking Glass Media sells local cinema advertising on Spotlight's behalf. The Company recognized revenue of $0.0 million and $0.2 million in the three and nine months ended October 1, 2026. This revenue represents the portion of the proceeds collected by Looking Glass Media remitted to Spotlight for delivering the respective ads on the Spotlight Cinema Network. As of October 1, 2026 and January 1, 2026, respectively, the Company had an accounts receivable balance with Looking Glass Media of $0.1 million and $0.3 million included within “Receivables, net of allowance” on the unaudited Condensed Consolidated Balance Sheets.

7. BORROWINGS

The following table summarizes total outstanding debt, as of October 1, 2026 and January 1, 2026, and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	October 1, 2026	January 1, 2026	Maturity Date	Interest Rate
2025 Credit Facility	$—	$12.0	January 24, 2028	(1)
2026 Revolving Credit Facility	10.0	—	September 18, 2031	(2)
2026 Term Loan Facility	275.0	—	September 18, 2031	(2)
Total borrowings	285.0	12.0
Less: debt issuance costs and debt discounts related to term loans	(7.9)	—
Total borrowings, net	277.1	12.0
Less: current portion of debt	(5.2)	—
Carrying value of long-term debt	$271.9	$12.0

(1)
The interest rates on the 2025 Credit Facility are described below.
(2)
The interest rates on the 2026 Credit Agreement are described below.

2026 Credit Agreement—On September 18, 2026, NCM Holdings, together with NCM LLC and Captivate, as borrowers, entered into the 2026 Credit Agreement with Crestline Direct Finance, L.P. as administrative agent and collateral agent, whereby NCM Holdings borrowed, under the 2026 Term Loan Facility, an original aggregate principal amount equal to $275.0 million and established the 2026 Revolving Credit Facility with a maximum availability of $25.0 million. As of October 1, 2026, NCM LLC had an outstanding balance of $275.0 million under the 2026 Term Loan Facility and $10.0 million under the 2026 Revolving Facility. Upon execution of the 2026 Credit Agreement, the Company recorded $8.6 million of debt issuance costs. As of October 1, 2026, NCM Holdings' maximum availability under the $25.0 million 2026 Revolving Facility was $14.3 million, net of letters of credit of $0.7 million and the outstanding balance of $10.0 million.

Borrowings under the 2026 Credit Agreement were used to (i) finance all or a portion of the Captivate Acquisition (including to repay or otherwise satisfy certain indebtedness of Captivate), (ii) refinance NCM LLC’s existing credit agreement with U.S. Bank

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

National Association and (iii) pay fees and expenses in connection with the Captivate Acquisition, any refinancing and the incurrence of the 2026 Credit Agreement. Going forward, the 2026 Revolving Facility may be used for working capital, capital expenditures and other general corporate purposes. The 2026 Revolving Facility also has a $5.0 million sublimit for the issuance of letters of credit.

The 2026 Credit Agreement matures on September 18, 2031. Outstanding loans under the 2026 Credit Agreement will bear interest at a margin over a reference rate selected at the option of the borrower. The margin for the 2026 Credit Agreement will be 7.00% per annum for SOFR borrowings and 6.00% per annum for base rate borrowings. The provisions of the 2026 Term Loan Facility provide that, from and after September 18, 2026 until the second anniversary of September 18, 2026, the Company may elect to pay a portion of the margin (for any interest period ending prior to the second anniversary of the closing date) not exceeding 2.00% as paid-in-kind interest (the “PIK Election”), and to the extent the Company shall have made such PIK Election, the margin with respect to the 2026 Term Loan Facility will be 7.50% per annum for SOFR borrowings and 6.50% per annum for base rate borrowings. A commitment fee of 0.50% is payable quarterly in arrears based on the average daily amount of the undrawn portion of the 2026 Revolving Facility. The 2026 Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 2.50% of the original principal amount in each of the first three years of the 2026 Term Loan Facility, and 5.00% of the original principal amount in each of the last two years of the 2026 Term Loan Facility. The 2026 Credit Agreement also provides for mandatory prepayments from the net proceeds of certain asset dispositions, debt issuances and casualty and condemnation events, and from a percentage of excess cash flow, subject to certain reinvestment rights and other exceptions. If NCM Holdings makes certain voluntary prepayments of the 2026 Term Loan Facility prior to the third anniversary of September 18, 2026, the principal amount prepaid is subject to a prepayment premium of (i) 3.00% during the first year following the September 18, 2026, (ii) 2.00% during the second year following the September 18, 2026 and (iii) 1.00% during the third year following the September 18, 2026.

NCM Holdings' existing and future subsidiaries are required to guarantee the repayment of obligations under the 2026 Credit Agreement. The obligations of NCM Holdings under the 2026 Credit Agreement are secured by a pledge of substantially all of the assets of NCM Holdings, subject to certain customary exclusions. The 2026 Credit Agreement is subject to a financial covenant permitting a maximum Total Net Leverage Ratio of 5.00:1.00, with (i) a step-down to 4.75:1.00 as of the end of the fiscal quarter ending June 30, 2028, and (ii) a step-down to 4.50:1.00 as of the end of the fiscal quarter ending December 31, 2029. As of October 1, 2026, NCM Holdings’ total net leverage ratio was 4.38 to 1.0 (versus the required ratio of less than 5.00 to 1.00). The 2026 Credit Agreement is subject to customary affirmative and negative covenants for financings of this type, including limitations on incurring additional debt, granting or permitting additional liens, making investments and acquisitions, merging or consolidating with others, disposing of assets, paying dividends and distributions, paying subordinated indebtedness and entering into affiliate transactions. The 2026 Credit Agreement also includes events of default customary for facilities of this type, including, among other things, payment defaults, material inaccuracy of representations, covenant defaults, cross defaults to material indebtedness, bankruptcy events, material judgments and change of control. Upon the occurrence of such events of default, subject to customary cure rights (including an equity cure right), all outstanding loans under the 2026 Credit Agreement may be accelerated and/or the Lenders’ commitments may be terminated.

The 2026 Credit Agreement also contains representations and warranties of NCM Holdings customary for financings of this type, with which NCM Holdings was in compliance as of October 1, 2026. These representations and warranties have been made solely for the benefit of the lenders and such representations and warranties should not be relied on by any other person, including investors. In addition, such representations and warranties (i) have been qualified by disclosures made to the lenders in connection with the 2026 Credit Agreement, (ii) are subject to the materiality standards contained in the 2026 Credit Agreement, which may differ from what may be viewed as material by investors, (iii) were made only as of the date of the 2026 Credit Agreement or such other date as is specified in the 2026 Credit Agreement and (iv) will be secured by a pledge of substantially all assets of NCM Holdings, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

2025 Credit Facility—On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provided for a $45.0 million senior secured revolving credit facility that matured on January 24, 2028. On September 18, 2026, NCM LLC repaid the full $12.0 million outstanding under the 2025 Credit Facility, terminated the agreement and recorded a loss on debt extinguishment of $0.5 million within the three months ended October 1, 2026.

Borrowings under the 2025 Credit Facility could be used for, among other things, working capital and other general corporate purposes of NCM LLC and bore interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which was subject to increase by an additional 2.00% upon the occurrence of an event of default. A commitment fee of 0.25% was payable quarterly in arrears based on the average daily amount of the undrawn portion of the commitments under the 2025 Credit Facility for the preceding quarter. The 2025 Credit Facility had a $5.0 million sublimit for the issuance of letters of credit. Fees were payable on outstanding letters of credit at a per annum rate equal to 2.00%, plus certain customary fees payable in connection with the issuance, amendment, renewal and extension of letters of credit and the processing of drawings thereunder.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain of NCM LLC’s future subsidiaries (collectively, the “Guarantors”) were required to guarantee the repayment of NCM LLC’s obligations under the 2025 Credit Facility. The obligations of NCM LLC and any such Guarantors with respect to the 2025 Credit Facility were secured by a pledge of substantially all assets of NCM LLC and each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries.

The 2025 Credit Facility contained affirmative and negative covenants customary for financings of this type, with which NCM LLC was in compliance at termination, including limitations on NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contained financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also included events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility could be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contained representations, warranties and events of defaults customary for this type of facility.

8. INCOME TAXES

Acquisition of Captivate—On September 18, 2026, the Company completed the Captivate Acquisition through the acquisition of the equity interests in three blocker entities (Captivate Network Holdings, Inc., Captivate Network Holdings II, Inc., and Captivate Network Holdings III, Inc., collectively referred to as the “Blocker Entities”) and the direct purchase of Class A common units. Upon the acquisition of Captivate, the Company recognized a deferred tax liability of $47.7 million related to the excess of the book basis over the tax basis in the Company's investment in Captivate and a corresponding increase to 'Goodwill' on the unaudited Condensed Consolidated Balance Sheet. The deferred tax liability was partially offset by deferred tax assets of $182.4 million net of a valuation allowance of $140.0 million, resulting in $5.3 million presented within 'Deferred tax liability, net' on the unaudited Condensed Consolidated Balance Sheet. The Company maintained a full valuation allowance against the portion of the deferred tax assets not supported by taxable temporary differences, as it remains more-likely-than-not that those benefits will not be realized.

The Company is continuing to evaluate the tax attributes acquired in the transaction, including the final determination of the outside basis differences and any potential limitations under IRC Section 382. Any material adjustments to the provisional amounts recorded in conjunction with the purchase accounting will be reflected within the one year measurement-period allotted under ASC 805.

For the three and nine months ended October 1, 2026, the tax receivable agreement (“TRA”) liability increased $36.4 million and $36.1 million, respectively, driven primarily by incorporating estimated taxable income projections of the acquired Captivate business and from extending the NCM, Inc. taxable-income projections for the full remaining term of the TRA, based on the Company's current long-term forecasts, including increased box office consistency and cinema business stabilization as well as the growth profile of the Captivate business. The methodology used to determine the TRA liability incorporated management estimates, including estimates of the Company's future cash flows and was calculated utilizing industry standard methodology based on the expected utilization of tax attributes over the TRA term using current tax forecasts.

Changes in the Company’s Effective Tax Rate—The Company recorded income tax benefit of $42.3 million for the three and nine months ended October 1, 2026 associated with the Captivate Acquisition, and $0.0 million for the three and nine months ended September 25, 2025, resulting in an effective tax rate of 71.3%, 43.1%, 0.0% and 0.0% for these periods, respectively. The Captivate Acquisition did not result in the recognition of current tax expense in the three or nine months ended October 1, 2026. The Company’s effective tax rate remained at 0.0%, reflecting the continued full valuation allowance on the Company’s remaining net deferred tax assets.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments—Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.3 million and short-term and long-term lease liabilities of $1.6 million and $11.6 million, respectively, on the balance sheet as of October 1, 2026, for all material leases with terms longer than twelve months. As of January 1, 2026, the Company had ROU assets of $8.8 million and short-term and long-term lease liabilities of $1.5 million and $9.3 million, respectively, for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Long-term lease liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of October 1, 2026, the Company had a weighted average remaining lease term of 8.2 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of October 1, 2026, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 5.0%.

During the three and nine months ended October 1, 2026 and September 25, 2025, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended		Nine Months Ended
	October 1, 2026	September 25, 2025	October 1, 2026	September 25, 2025
Operating lease cost	$0.4	$0.6	$1.2	$1.7
Variable lease cost	—	—	0.2	0.1
Total lease cost	$0.4	$0.6	$1.4	$1.8

The Company made total lease payments of $0.4 million, $0.6 million, $1.4 million, and $1.6 million during the three and nine months ended October 1, 2026 and September 25, 2025, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statements of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to Cinemark in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases (“ASC 842”) once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Under ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statements of Operations. The Company recorded $4.3 million, $4.3 million, $12.9 million, and $14.6 million in amortization of these intangible assets in the three and nine months ended October 1, 2026 and September 25, 2025, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate's theater attendees for on-screen advertising and use of lobbies and other space within the exhibitors’ theaters for the LEN and lobby promotions, the ESA Parties and network affiliates receive payments based either upon number of attendees (pre or post-showtime), a revenue share, a fee per screen or digital screen or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain increases annually or every five years to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen in a range from 2% to 8% depending upon the underlying agreement. The theater access fee paid in the aggregate to Cinemark cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of October 1, 2026 and January 1, 2026, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. The Company does not owe any theater access fees or revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month. As part of the AMC 2025 Agreement, the Company will modernize certain lobbies within AMC's theaters, which will require the Company to expend refurbishment costs in connection with equipment upgrades.

As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if the amount paid under the revenue share arrangement is less than the guaranteed amount. As of October 1, 2026, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $270.0 million over the remaining terms of the network affiliate agreements, contingent upon the achievement of network affiliate minimum attendance thresholds. These minimum guarantees apply to various affiliate agreements ranging in term from two years to fifteen years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $1.9 million and $1.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of October 1, 2026 and January 1, 2026, respectively, within ‘Accounts payable’ in the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees if the minimum theater attendance or revenue levels are not met by the affiliate.

Operating Commitments—Building Agreements—Agreements where Captivate's content and advertising is displayed on third-party screens are considered a lease under ASC 842, whereby the revenue share is considered the fee to obtain access to the screens. Under ASC 842, when a lease contains only variable consideration, no ROU assets or lease liabilities are recognized until the variability is resolved, which in this case, is subsequent to use of the screens. As such, no ROU asset or lease liability is recognized. The revenue share related to these arrangements is considered lease expense and is presented as contra revenue within ‘Net revenue’ within the unaudited Condensed Consolidated Statements of Operations. The Company recorded $0.0 million and $0.0 million in lease expense related to these revenue share arrangements in the three and nine months ended October 1, 2026, respectively.

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

Other investments consisted of the following (in millions):

	As of
	October 1, 2026	January 1, 2026
Investment in AC JV, LLC	$1.0	$0.8
Investment in MMC LP - 2025 Fund	1.8	1.7
Other investments	7.0	5.6
Total	$9.8	$8.1

The investment in AC JV, LLC was initially valued using comparative market multiples. The investment in MMC LP was initially valued at the fair value of the services provided or to be provided in exchange for the investment. The other investments were also recorded based upon the fair value of the services provided or to be provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy. The increase in Other investments is due to the advertising services performed in exchange for equity in various companies during the nine months ended October 1, 2026. During the nine months ended October 1, 2026 and September 25, 2025, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments.

Borrowings—The carrying amount of the 2026 Revolving Credit Facility and 2026 Term Loan Facility as of October 1, 2026 and the 2025 Credit Facility as of January 1, 2026 is considered a reasonable estimate of fair value due to their floating-rate terms.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The Company had no assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures as of October 1, 2026 and January 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended October 1, 2026 and in our Quarterly Report on Form 10-Q for the three months ended April 2, 2026 and in our Annual Report on Form 10-K for the Company’s fiscal year ended January 1, 2026. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak to the information only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K for the Company’s fiscal year ended January 1, 2026. In the following discussion and analysis, the term net income refers to net income attributable to the Company.

Overview

NCM, Inc. is the leading premium video and digital out-of-home advertising platform in the U.S. With unparalleled reach and scale, NCM, Inc.'s national network connects advertisers, through its two brands NCM® and Captivate®, to hard-to-reach, young, diverse and affluent audiences utilizing the power of high attention environments, including theaters, elevators and building lobbies. A premium video, full-funnel marketing solution for advertisers, NCM, Inc. enhances advertisers’ ability to measure and drive results.

NCM LLC derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens within the NCM Network across the U.S. and the CineLife® Show seen within the Spotlight Cinema Network. NCM LLC presents multiple formats of The Noovie® Show and Cinelife® Show depending on the theater circuit in which it runs, with almost all theater circuits including Post-Showtime advertising inventory after the advertised showtime. The movie trailers presented by the theater circuits that run before the feature film are not part of our preshows. NCM LLC also sells advertising on our lobby entertainment network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, NCM LLC sells data and digital advertising through the NCMx™ suite of products and through our Noovie digital properties. NCM LLC also sells advertising across a variety of complementary out of home venues. NCM LLC has long-term exhibitor service agreements (“ESAs”) with Cinemark and AMC and long-term agreements with certain cinema affiliates, including Regal, which grant the Company the exclusive right in their respective theaters to sell advertising, subject to limited exceptions. As of October 1, 2026, the weighted average remaining term of the cinema affiliate agreements, including the ESAs, is 11.1 years as of October 1, 2026, expiring at various dates between December 31, 2026 and February 13, 2042. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”) and Media Director.

Captivate currently derives revenue principally from the sale of advertising through Captivate's digital screen network in office and residential buildings. Within our Captivate digital network of elevator and lobby screens we present a loop of advertisements alongside engaging, informative third-party content featuring current events, trivia and custom landlord and building information. Captivate has long-term agreements with its office and residential building partners, which grant the Company the exclusive right in their respective lobbies and elevators to sell advertising subject to limited exceptions. As of October 1, 2026, the annual retention rate for the building agreements is 98.0%.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (“CPM”), local cinema advertising rate per theater per week, cinema advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the total net leverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future stock repurchases approved by and dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, for our fiscal year ended January 1, 2026 and in the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026 for the quarter ended April 2, 2026 and in this Quarterly Report on Form 10-Q filed with the SEC on November 10, 2026 for the quarter ended October 1, 2026.

Recent Developments

On August 10, 2026, the Company entered into a Securities Purchase Agreement and Plan of Merger (the “Purchase Agreement”) with Captivate. This acquisition closed on September 18, 2026 and combined NCM LLC’s established leadership in cinema advertising with Captivate’s unrivaled office and residential footprint, creating the leading premium video and digital out-of-home advertising platform. The combination of the NCM® and Captivate® networks brought together three complementary premium audiences coveted by advertisers: NCM LLC’s young, diverse moviegoing audience and Captivate’s affluent professional audience in both Class A office buildings and residential properties. Together, the combined platform provides advertisers with a single premium media partner capable of reaching consumers and business decision makers in high-attention environments. The Company paid $272.4 million of purchase consideration to acquire 100.0% of the ownership of Captivate (the “Captivate Acquisition”). Additionally, the Company incurred $8.9 million in legal and professional fees related to the acquisition in the three months ended October 1, 2026. Captivate was consolidated within the Company's financial statements as of September 18, 2026.

Concurrently with the closing of the Captivate Acquisition, NCM Holdings entered into a credit agreement (the “2026 Credit Agreement”) with Crestline Direct Finance, L.P. as administrative agent and collateral agent, whereby NCM Holdings borrowed, in the form of a senior secured first lien term loan, an original aggregate principal amount of $275.0 million (the “2026 Term Loan Facility”) and established a $25.0 million senior secured revolving credit facility (the “2026 Revolving Facility”). As of September 18, 2026, the 2026 Term Loan Facility was fully funded, the Company borrowed $10.0 million under the 2026 Revolving Facility and the Company recognized $8.6 million in debt issuance costs. Additionally, on September 18, 2026, NCM LLC repaid the full amount outstanding under the 2025 Credit Facility, as defined below, and terminated the agreement. Borrowings under the 2026 Revolving Facility may be used for, among other things, working capital and other general corporate purposes of NCM Holdings, NCM LLC and Captivate. The 2026 Credit Agreement matures on September 18, 2031 and bears interest at a margin over a reference rate selected at the option of the borrower. The margin for the 2026 Credit Agreement is 7.00% per annum for SOFR borrowings and 6.00% per annum for base rate borrowings.

On March 31, 2026, the Company introduced a transformation initiative to increase operational efficiencies and allow for the ultimate automation of certain functions (the “2026 Transformation Initiative”). The Company eliminated the positions of approximately 10.0% of its workforce and transitioned the positions of an additional portion of its workforce to an outsourced service provider. The 2026 Transformation Initiative was completed in the third quarter of 2026. For the three and nine months ended October 1, 2026, the Company recognized severance expense and other incremental personnel costs of $0.5 million and $3.2 million, respectively, related to eliminated positions. In conjunction with this initiative, the Company reviewed all vendor relationships and terminated its relationship with certain vendors resulting in termination fees of $0.3 million and $3.4 million for the three and nine months ended October 1, 2026, respectively. The Company also engaged the services of third-party consultants and an outsourced service provider to assist with the 2026 Transformation Initiative and recorded a charge of $0.0 million and $1.8 million in the three and nine months ended October 1, 2026, respectively, related to these services.

On November 14, 2025, NCM LLC entered into a Membership Interest Purchase Agreement (“MIPA”) with Spotlight Cinema Networks (“Spotlight”), a niche cinema advertising company, whereby the Company acquired 100.0% of Spotlight. The acquisition of Spotlight added high-scale luxury screens and exhibitors that offer unique and engaging customer experiences to the Company’s platform, unlocking new advertising and preshow entertainment inventory. Spotlight’s exhibitor partners, including Cinépolis Luxury Cinema, Landmark Theatres, Flix Brewhouse and LOOK Dine-In Cinemas, complemented NCM LLC’s national theater network and extended NCM LLC’s reach among culturally engaged premium audiences. The addition of Spotlight’s footprint increased NCM LLC’s national market share by more than 6.0% and expanded its theater presence by approximately 30.0% in the critical New York and Los Angeles markets. Spotlight was consolidated within the Company's financial statements as of November 15, 2025. Refer to Note 4—Business Combinations for more information regarding the acquisition and consolidation of Spotlight.

On April 17, 2025, the Company and AMC, entered into the Second Amended and Restated Exhibitor Services Agreement (the “2025 AMC Agreement”) and a separate termination agreement (the “AMC Termination Agreement”) by and among NCM LLC, NCM, Inc. and AMC. The 2025 AMC Agreement extended the term of the ESA by five years, more closely aligned the program distributed by NCM LLC in AMC theaters to the predominant pre-feature program show structure in the rest of NCM LLC's advertising network and adjusted the consideration paid by NCM LLC. The AMC Termination Agreement waives AMC’s rights under certain agreements entered into at the time of the Company's initial public offering. The agreements were accounted for in accordance with the lease modification guidance within ASC 842—Leases as the amended ESA contains a short-term operating lease of AMC’s screens. The agreements were considered combined as they were entered into contemporaneously by the same parties. As a result of the agreements, in the year ended January 1, 2026, NCM LLC released $24.8 million of the 'Payable under the TRA' and reversed the receivable of $10.6 million from AMC, related to unpaid integration payments and the receivable under the Common Unit Adjustment Agreement within 'Prepaid expenses and other assets' on the Company's unaudited Condensed Consolidated Balance Sheet. NCM no longer has an obligation to make TRA payments to AMC, provide common units as a part of the Common Unit Adjustment Agreement or distribute NCM LLC's available cash to AMC and the Company received the benefits of the revised ESA, including enhancements related to the pre-feature show structure and NCM's exclusive right to advertise in AMC's theaters. The net impact of these reversals was recorded to the 'Intangible Assets, net of amortization' as AMC's forfeiture of this net payable was considered akin to a lease incentive. The reduction in the intangible asset for the ESAs and the extension of the term of the ESA will result in reduced amortization expense, as it is considered akin to lease expense, for the remainder of the contract term. Refer to Note

5—Intangible Assets, Note 8—Income Taxes, and Note 9—Commitments and Contingencies and the Company’s Form 8-K filed with the SEC on April 23, 2025 for additional detail surrounding these agreements.

On January 24, 2025, NCM LLC, as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender (the “2025 Credit Facility”). The agreement provided for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding and terminated all commitments under its previous revolving credit facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility resulted in a meaningful reduction of the Company’s overall interest expense, extended the maturity date to 2028 and was a cash flow-based revolving loan compared to the asset-based revolving loan of the previous revolving credit facility. On September 18, 2026, the Company repaid the full amount outstanding under the 2025 Credit Facility and terminated the agreement, resulting in a loss on debt extinguishment of $0.5 million.

On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. There were 0.0 million, 0.0 million, 0.3 million and 3.3 million shares repurchased on the open market during the three and nine months ended October 1, 2026 and September 25, 2025, respectively. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $0.0 million, $0.0 million, $0.8 million and $18.8 million for the three and nine months ended October 1, 2026 and September 25, 2025, respectively. As of October 1, 2026, 6.9 million shares have been repurchased on the open market since the program's inception.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

Our Operating Data——The following table presents operating data and Adjusted OIBDA (dollars in millions, except share, margin and building data):

					% Change	% Change
	Q3 2026	Q3 2025	YTD 2026	YTD 2025	Q3 2025 to Q3 2026	2025 to 2026
Net Revenue	$61.4	$63.4	$153.8	$150.0	(3.2%)	2.5%
Operating expenses:
Network operating costs	3.2	3.2	10.9	9.4	0.0%	16.0%
Theater exhibition fees	40.2	32.3	102.3	84.9	24.5%	20.5%
Selling and marketing costs	9.0	10.1	28.3	30.6	(10.9%)	(7.5%)
Administrative and other costs	19.5	10.6	43.6	34.0	84.0%	28.2%
Depreciation expense	1.6	1.1	4.5	3.3	45.5%	36.4%
Amortization expense	8.9	7.9	24.9	25.5	12.7%	(2.4%)
Goodwill impairment	0.6	—	0.6	—	100.0%	100.0%
Total operating expenses	83.0	65.2	215.1	187.7	27.3%	14.6%
Operating loss	(21.6)	(1.8)	(61.3)	(37.7)	1100.0%	62.6%
Non-operating expense (income), net	37.9	(3.4)	36.8	2.2	(1214.7%)	1572.7%
Income tax benefit	(42.3)	—	(42.3)	—	(100.0%)	(100.0%)
Net (loss) income attributable to NCM, Inc.	$(17.2)	$1.6	$(55.8)	$(39.9)	(1175.0%)	39.8%

Net (loss) income per NCM, Inc. basic share	$(0.18)	$0.02	$(0.60)	$(0.42)	(1000.0%)	42.9%
Net (loss) income per NCM, Inc. diluted share	$(0.18)	$0.02	$(0.60)	$(0.42)	(1000.0%)	42.9%

Adjusted OIBDA	$3.3	$10.2	$(5.2)	$1.9	(67.6%)	(373.7%)
Adjusted OIBDA margin	5.4%	16.1%	(3.4%)	1.3%	(66.6%)	(366.9%)
Total theater attendance (in millions) (1)	135.2	108.7	355.5	296.4	24.4%	19.9%
Total office buildings (2)	1,517

(1)
Represents the total theater attendance within NCM LLC's advertising network, including Spotlight subsequent to November 15, 2025.
(2)
Represents the total office buildings within Captivate's advertising network as of October 1, 2026.

Non-GAAP Financial Measures

Adjusted OIBDA and Adjusted OIBDA margin are financial measures that are not calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, workforce and system transformation costs, satellite transition costs, acquisition and integration costs and advisor fees related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and NCM LLC's Chapter 11 Case (the “Chapter 11 Case”). Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, improves their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, workforce and system transformation costs, satellite transition costs, acquisition and integration costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, workforce and system transformation costs, satellite transition costs, acquisition and integration costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted OIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

The following table reconciles operating loss and operating margin to Adjusted OIBDA and Adjusted OIBDA margin for the periods presented (dollars in millions):

	Q3 2026	Q3 2025	YTD 2026	YTD 2025
Operating loss	$(21.6)	$(1.8)	$(61.3)	$(37.7)
Depreciation expense	1.6	1.1	4.5	3.3
Amortization expense	8.9	7.9	24.9	25.5
Goodwill impairment	0.6	—	0.6	—
Share-based compensation costs (1)	2.4	1.7	6.4	7.3
Workforce and system transformation costs (2)	0.8	1.5	8.4	2.1
Satellite transition costs (3)	0.1	—	0.2	—
Acquisition and integration costs (4)	10.3	—	10.6	—
Advisor fees related to the Cineworld Proceeding and Chapter 11 Case (6)	0.2	(0.2)	0.5	1.4
Adjusted OIBDA	$3.3	$10.2	$(5.2)	$1.9
Total net revenue	$61.4	$63.4	$153.8	$150.0
Operating margin	(35.2%)	(2.8%)	(39.9%)	(25.1%)
Adjusted OIBDA margin	5.4%	16.1%	(3.4%)	1.3%

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
(4)
Advisor and legal fees incurred in connection with the acquisition of Spotlight in the fourth quarter of 2025 and the acquisition of Captivate in the third quarter of 2026, as well as temporary transition costs incurred during the integration of Spotlight and Captivate into the Company's processes.
(5)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses.

Basis of Presentation

The results of operations data for the three months ended October 1, 2026 (third quarter of 2026) and September 25, 2025 (third quarter of 2025) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Results of Operations

Third Quarter of 2026 and Third Quarter of 2025.

Revenue. Total revenue decreased $2.0 million, or 3.2%, from $63.4 million for the third quarter of 2025 to $61.4 million for the third quarter of 2026. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Cinema advertising revenue	$55.3	$59.5	$(4.2)	(7.1)%
Office/residential advertising revenue, net	2.2	—	2.2	100.0%
Other revenue	3.9	3.9	—	0.0%
Total net revenue	$61.4	$63.4	$(2.0)	(3.2)%

The following table shows data related to cinema advertising revenue for the third quarter of 2026 and 2025:

			% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026
Total cinema advertising revenue per attendee	$0.409	$0.547	(25.3)%
Total theater attendance (in millions) (1)	135.2	108.7	24.4%

________________________________________________________

(1) Represents the total theater attendance within NCM LLC’s advertising network, including Spotlight subsequent to November 15, 2025.

Cinema advertising revenue. Cinema advertising revenue decreased by $4.2 million, or 7.1%, from $59.5 million for the third quarter of 2025 to $55.3 million for the third quarter of 2026. The decrease was primarily due to a $3.8 million decrease in national cinema advertising revenue, as well as a $0.5 million decrease in local and regional cinema advertising revenue. The decrease in national cinema advertising revenue was primarily due to a 16.3% decrease in utilization and a 3.7% decrease in CPMs. The national cinema advertising revenue decrease was partially offset by a 24.3% increase in network attendance in the third quarter of 2026, as compared to the third quarter of 2025. The decrease in local and regional cinema advertising revenue was driven by a $1.8 million film specific campaign in the entertainment category in the third quarter of 2025, without corresponding activity in the third quarter of 2026. The local and regional cinema advertising revenue decrease was partially offset by an increase in the contract activity and the size within the retail and apparel, finance, dining and gaming categories in the third quarter of 2026, as compared to the third quarter of 2025.

Office/residential advertising revenue. Office/Residential advertising revenue increased by $2.2 million, or 100%, from $0.0 million for the third quarter of 2025 to $2.2 million for the third quarter of 2026. The increase in office/residential advertising revenue was due to completion of the acquisition of Captivate on September 18, 2026, with the balance representing activity from September 19, 2026 through October 1, 2026.

Other revenue. Other revenue remained consistent at $3.9 million for the third quarter of 2025 and the third quarter of 2026. The decrease in other revenue was primarily due to a $0.3 million decrease in ESA Party beverage revenue caused by a decrease in the amount of the onscreen advertising purchased by an ESA party in accordance with its underlying beverage concessionaire agreement in the third quarter of 2026, as compared to the third quarter of 2025. This decrease was partially offset by a 14.7% increase in ESA Party attendance in the third quarter of 2026, as compared to the third quarter of 2025. This decrease was also offset by other revenue from Captivate of $0.3 million, representing activity from September 19, 2026 through October 1, 2026, in the third quarter of 2026, subsequent to the acquisition on September 18, 2026.

Operating expenses. Total operating expenses increased $17.8 million, or 27.3%, from $65.2 million for the third quarter of 2025 to $83.0 million for the third quarter of 2026. The following table shows the changes in operating expense for the third quarter of 2026 and the third quarter of 2025 (in millions):

			$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Network operating costs	$3.2	$3.2	$—	0.0%
Theater exhibition fees	40.2	32.3	7.9	24.5%
Selling and marketing costs	9.0	10.1	(1.1)	(10.9)%
Administrative and other costs	19.5	10.6	8.9	84.0%
Depreciation expense	1.6	1.1	0.5	45.5%
Amortization expense	8.9	7.9	1.0	12.7%
Goodwill impairment	0.6	—	0.6	100.0%
Total operating expenses	$83.0	$65.2	$17.8	27.3%

Network operating costs. Network operating costs remained consistent at $3.2 million for the third quarter of 2026 and the third quarter of 2025. There was a $0.6 million decrease in personnel expenses related to the 2026 Transformation Initiative. This decrease was partially offset by a $0.2 million increase in satellite testing expenses and a $0.1 million increase in annual licensing costs in the third quarter of 2026, as compared to the third quarter of 2025. The decrease was also partially offset by $0.3 million in expenses related to Captivate's operating results from September 19, 2026 through October 1, 2026.

Theater exhibition fees. Theater exhibition fees increased by $7.9 million, or 24.5%, from $32.3 million for the third quarter of 2025 to $40.2 million for the third quarter of 2026. The increase was primarily related to a $6.2 million increase due to the 24.3% increase in network attendance partially driven by the acquisition of Spotlight, a $1.1 million increase driven by contractual rate increases within and renegotiations of our exhibitor agreements and a $0.6 million increase corresponding to the increase in platinum revenue in the third quarter of 2026, as compared to the third quarter of 2025.

Selling and marketing costs. Selling and marketing costs decreased $1.1 million, or 10.9%, from $10.1 million for the third quarter of 2025 to $9.0 million for the third quarter of 2026. The decrease was primarily related to a $0.8 million decrease in selling related expenses due to the 2026 Transformation Initiative, primarily caused by the cancellation of certain contracts, a $0.6 million decrease in performance related compensation correlating to the decrease in revenue, a $0.5 million decrease in personnel related costs due to the 2026 Transformation Initiative and a $0.3 million decrease in bad debt expense for the third quarter of 2026 compared to the third quarter of 2025. These decreases were partially offset by $0.8 million in expense attributable to Captivate’s operating activity following its consolidation on September 19, 2026 through October 1, 2026 and a $0.2 million increase in variable partnership costs in the third quarter of 2026, as compared to the third quarter of 2025.

Administrative and other costs. Administrative and other costs increased $8.9 million, or 84.0%, from $10.6 million for the third quarter of 2025 to $19.5 million for the third quarter of 2026. The increase was primarily related to $8.9 million in legal and professional expenses incurred in connection with completion of the Captivate Acquisition, $1.5 million in bad debt expense incurred to establish Captivate's allowance for credit losses in accordance with ASC 805, $0.6 million in expenses attributable to Captivate’s operating activity following its consolidation on September 19, 2026 through October 1, 2026 and a $0.5 million increase in share-based compensation expense for the third quarter of 2026 compared to the third quarter of 2025. These increases were partially offset by a $1.2 million decrease in bonus expenses due to the Company's projected performance as compared to compensation targets, a $0.6 million decrease in legal and professional fees related to activity in the prior year not incurred in the current year, in part due to the 2026 Transformation Initiative, and a $0.6 million decrease in personnel related costs, a $0.2 million decrease in lease expense and a $0.2 million decrease in cloud computing costs driven by the 2026 Transformation Initiative for the third quarter of 2026 compared to the third quarter of 2025.

Depreciation expense. Depreciation expense increased $0.5 million, or 45.5%, from $1.1 million for the third quarter of 2025, to $1.6 million for the third quarter of 2026. The increase was primarily due to assets placed in service in late 2025 related to the completion of certain leasehold improvements as well as $0.1 million in expense attributable to Captivate’s operating activity following its consolidation on September 19, 2026 through October 1, 2026.

Amortization expense. Amortization expense increased $1.0 million, or 12.7%, from $7.9 million for the third quarter of 2025 to $8.9 million for the third quarter of 2026. The increase was primarily due to $1.0 million in amortization related to intangible assets recognized in conjunction with completion of the acquisition of Captivate on September 18, 2026.

Goodwill impairment. Goodwill impairment increased $0.6 million, or 100.0%, from $0.0 million for the third quarter of 2025 to $0.6 million for the third quarter of 2026. The increase was due to the $0.6 million impairment of the goodwill under the NCM LLC reporting unit in the third quarter of 2026.

Non-operating expense (income). Total non-operating expense increased $41.3 million, or 1214.7%, from $3.4 million in income for the third quarter of 2025 to $37.9 million in loss for the third quarter of 2026. The following table shows the changes in non-operating expense (income) for the third quarter of 2026 and the third quarter of 2025 (in millions):

			$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Interest on borrowings	$1.5	$0.1	$1.4	1400.0%
Interest income	(0.3)	(0.3)	—	0.0%
Loss (gain) on the re-measurement of the payable under the tax receivable agreement	36.4	(3.1)	39.5	(1274.2)%
Loss on debt extinguishment	0.5	—	0.5	0.0%
Other non-operating income, net	(0.2)	(0.1)	(0.1)	100.0%
Total non-operating expense (income), net	$37.9	$(3.4)	$41.3	(1214.7)%

The increase in non-operating expense (income) was primarily due to a $39.5 million increase in loss on the re-measurement of the payable under the tax receivable agreement largely due to the inclusion of additional periods within the forecast due to stabilization of the cinema business and the addition of the Captivate forecasted results following the Captivate Acquisition. The increase was also due to a $1.4 million increase in interest expense due to the 2026 Credit Agreement entered into in the third quarter of 2026 in conjunction with the Captivate Acquisition and a $0.5 million loss on debt extinguishment due to the extinguishment of the 2025 Credit Facility in the third quarter of 2026.

Nine months ended October 1, 2026 and September 25, 2025

Revenue. Total revenue increased $3.8 million, or 2.5%, from $150.0 million for the nine months ended September 25, 2025 to $153.8 million for the nine months ended October 1, 2026. The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Cinema advertising revenue	$141.5	$139.3	$2.2	1.6%
Office/residential advertising revenue, net	2.2	—	2.2	100.0%
Other revenue	10.1	10.7	(0.6)	(5.6)%
Total net revenue	$153.8	$150.0	$3.8	2.5%

The following table shows data related to cinema advertising revenue for the nine months ended October 1, 2026 and September 25, 2025:

	Nine Months Ended		% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026
Total cinema advertising revenue per attendee	$0.398	$0.470	(15.3)%
Total theater attendance (in millions) (1)	355.5	296.4	19.9%

________________________________________________________

(1) Represents the total attendance within NCM LLC’s advertising network, including Spotlight subsequent to November 15, 2025.

Cinema advertising revenue. Cinema advertising revenue increased by $2.2 million, or 1.6%, from $139.3 million for the nine months ended September 25, 2025 to $141.5 million for the nine months ended October 1, 2026. The increase in cinema advertising revenue was primarily due to a $2.0 million increase in local and regional cinema advertising revenue and a $0.2 million increase in national cinema advertising revenue. The increase in national cinema advertising revenue was driven by a 19.9% increase in network attendance in the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025. This increase was partially offset by a 5.0% decrease in utilization and a 3.4% decrease in CPMs, as well as decreased revenue associated with the Courtesy segment of The Noovie® Show for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025. The increase in local and regional cinema advertising revenue was primarily due to the sale of a higher percentage of premium inventory at higher CPMs, increased investment in sales talent and emphasis on category diversification for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025. These increases were partially offset by a decrease of $1.8 million caused by a film specific campaign in the entertainment category in the nine months ended September 25, 2025, without corresponding activity in the nine months ended October 1, 2026.

Office/residential advertising revenue. Office/Residential advertising revenue increased by $2.2 million, or 100%, from $0.0 million for the nine months ended September 25, 2025 to $2.2 million for the nine months ended October 1, 2026. The increase in office/residential advertising revenue was due to the acquisition of Captivate on September 18, 2026, with the balance representing activity from September 19, 2026 through October 1, 2026.

Other revenue. Other revenue decreased by $0.6 million, or 5.6%, from $10.7 million for the nine months ended September 25, 2025 to $10.1 million for the nine months ended October 1, 2026. The decrease in other revenue was primarily due to a $0.9 million decrease in ESA Party beverage revenue driven by a decrease in the length of the on-screen advertising purchased by an ESA party in accordance with its underlying beverage concessionaire agreement. This decrease was partially offset by an 11.3% increase in ESA Party attendance and contractual rate increases within the ESAs for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025. The decrease was also partially offset by other revenue from Captivate of $0.3 million, representing activity from September 19, 2026 through October 1, 2026, in the third quarter of 2026, subsequent to the acquisition on September 18, 2026.

Operating expenses. Total operating expenses increased $27.4 million, or 14.6%, from $187.7 million for the nine months ended September 25, 2025 to $215.1 million for the nine months ended October 1, 2026. The following table shows the changes in operating expense for the nine months ended October 1, 2026 and September 25, 2025 (in millions):

	Nine Months Ended		$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Network operating costs	$10.9	$9.4	$1.5	16.0%
Theater exhibition fees	102.3	84.9	17.4	20.5%
Selling and marketing costs	28.3	30.6	(2.3)	(7.5)%
Administrative and other costs	43.6	34.0	9.6	28.2%
Depreciation expense	4.5	3.3	1.2	36.4%
Amortization expense	24.9	25.5	(0.6)	(2.4)%
Goodwill impairment	0.6	—	0.6	100.0%
Total operating expenses	$215.1	$187.7	$27.4	14.6%

Network operating costs. Network operating costs increased $1.5 million, or 16.0%, from $9.4 million for the nine months ended September 25, 2025 to $10.9 million for the nine months ended October 1, 2026. The increase was primarily related to a $0.6 million increase in severance, transition and retention related compensation incurred in conjunction with the 2026 Transformation Initiative, a $0.4 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider, a $0.4 million increase due to expenses related to Captivate's operating results from September 19, 2026 through October 1, 2026, a $0.2 million increase in annual licensing costs and a $0.2 million increase in network delivery costs due to temporary duplicative costs incurred during the transition from satellite to broadband delivery for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025. These increases were partially offset by a $0.5 million decrease in personnel related costs due to the 2026 Transformation Initiative during the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025.

Theater exhibition fees. Theater exhibition fees increased $17.4 million, or 20.5%, from $84.9 million for the nine months ended September 25, 2025 to $102.3 million for the nine months ended October 1, 2026. The increase was primarily related to a $11.9 million increase due to the 19.9% increase in network attendance partially driven by the acquisition of Spotlight, a $3.7 million increase driven by contractual rate increases within our exhibitor agreements and a $1.9 million increase corresponding to the increase in platinum revenue for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025. This was partially offset by a decrease of $0.1 million related to a decrease in average active screens at the ESA Parties for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025.

Selling and marketing costs. Selling and marketing costs decreased $2.3 million, or 7.5%, from $30.6 million for the nine months ended September 25, 2025 to $28.3 million for the nine months ended October 1, 2026. The decrease in selling and marketing costs was primarily due to a $2.6 million decrease in selling related expenses driven by the timing of our periodic company-wide sales meeting during the first quarter of 2025 and the cancellation of certain contracts in relation to the 2026 Transformation Initiative, a $2.1 million decrease in personnel related costs due to the 2026 Transformation Initiative, a $0.2 million decrease in bad debt expense and a $0.2 million decrease in variable partnership costs for the nine months ended October 1, 2026 compared to the nine months ended September 25, 2025. These decreases were partially offset by a $1.1 million increase in legal and professional costs, severance and transition related expenses due to the 2026 Transformation Initiative and a $0.5 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider in conjunction with the 2026 Transformation Initiative, $0.3 million increase in barter expenses and a $0.2 million increase in production related expenses for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025. This was further offset by $0.8 million in expenses related to Captivate's operating results from September 19, 2026 through October 1, 2026.

Administrative and other costs. Administrative and other costs increased $9.6 million, or 28.2%, from $34.0 million for the nine months ended September 25, 2025 to $43.6 million for the nine months ended October 1, 2026. The increase was primarily related to an $8.9 million increase in legal and professional expenses incurred in connection with the acquisition of Captivate on September 18, 2026, a $3.1 million increase in legal and professional fees related to the 2026 Transformation Initiative, $1.5 million in bad debt expense incurred to establish Captivate's allowance for credit losses in accordance with ASC 805, $0.6 million in expenses attributable to Captivate’s operating activity following its consolidation on September 19, 2026 through October 1, 2026, a $0.5 million increase in medical costs driven by higher claim activity due in part to transitioning employees to an outsourced service provider, a $0.2 million increase in annual licensing costs and a $0.2 million increase in temporary transition costs incurred during the integration of Spotlight into the Company's processes for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025. These increases were partially offset by a $2.4 million decrease in personnel related costs due to the 2026 Transformation Initiative and the Company's projected performance as compared to compensation targets, a $1.2 million decrease in legal and professional fees related to the Cineworld Proceeding and Chapter 11 Case, a $0.8 million decrease in share-based compensation due to the completion of the amortization of the expense associated with the 2024 management equity incentive plan in 2025, and a $0.5 million decrease in lease related expenses and a $0.2 million decrease in cloud computing costs both due to the 2026 Transformation Initiative for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025.

Depreciation expense. Depreciation expense increased $1.2 million, or 36.4%, from $3.3 million for the nine months ended September 25, 2025 to $4.5 million for the nine months ended October 1, 2026. The increase was primarily due to assets placed in service in late 2025 related to the completion of certain leasehold improvements as well as $0.1 million in expense attributable to Captivate’s operating activity following its consolidation on September 19, 2026 through October 1, 2026.

Amortization expense. Amortization expense decreased $0.6 million, or 2.4%, from $25.5 million for the nine months ended September 25, 2025 to $24.9 million for the nine months ended October 1, 2026. The decrease was due to the reduction in and extension of the useful life of the intangible asset related to the ESA Parties following the effectiveness of the 2025 AMC Agreement in the second quarter of 2025, as further discussed in Note 5—Intangible Assets and Note 8—Income Taxes. This decrease was partially offset by $1.0 million in amortization related to intangible assets related to the acquisition of Captivate on September 18, 2026.

Goodwill impairment. Goodwill impairment increased $0.6 million, or 100.0%, from $0.0 million for the third quarter of 2025 to $0.6 million for the third quarter of 2026. The increase was due to the $0.6 million impairment of the goodwill under the NCM LLC reporting unit in the nine months ended October 1, 2026.

Non-operating expense. Total non-operating expense increased $34.6 million, or 1572.7%, from $2.2 million for the nine months ended September 25, 2025 to $36.8 million for the nine months ended October 1, 2026. The following table shows the changes in non-operating expense for the nine months ended October 1, 2026 and September 25, 2025 (in millions):

	Nine Months Ended		$ Change	% Change
	Q3 2026	Q3 2025	Q3 2025 to Q3 2026	Q3 2025 to Q3 2026
Interest on borrowings	$2.0	$0.4	$1.6	400.0%
Interest income	(0.9)	(1.2)	0.3	(25.0)%
Loss on the re-measurement of the payable under the tax receivable agreement	36.1	1.6	34.5	2156.3%
Loss on debt extinguishment	0.5	1.8	(1.3)	(72.2)%
Other non-operating income, net	(0.9)	(0.4)	(0.5)	125.0%
Total non-operating expense, net	$36.8	$2.2	$34.6	1572.7%

The increase in non-operating expense was primarily due to a $34.5 million increase in the loss on the re-measurement of the payable under the tax receivable agreement largely due to the inclusion of additional periods within the forecast due to stabilization of the cinema business and the addition of the Captivate forecasted results following the Captivate Acquisition. The increase was also caused by a $1.6 million increase in interest expense due to the 2026 Credit Agreement entered into in the third quarter of 2026 in conjunction with the Captivate Acquisition. The increases were partially offset by a $1.3 million decrease in loss on debt extinguishment based on the difference between the loss upon extinguishment of debt in the first quarter of 2025 compared to the loss on extinguishment of the 2025 Credit Facility in the third quarter of 2026, as well as a $0.5 million increase in other non-operating income for the nine months ended October 1, 2026, compared to the nine months ended September 25, 2025.

Known Trends and Uncertainties

Beverage revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2025, one ESA party purchased 60 seconds of on-screen advertising time and one ESA party purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2026, one ESA party began purchasing less on-screen advertising time for nine months of the year in accordance with its beverage concessionaire agreement. This change in the ESA party's obligation will result in lower beverage revenue in 2026, as compared to 2025. The price for the time sold will increase at a fixed rate of 2.0% each year. Beverage revenue is included within ‘Other revenue’ within the disaggregation of revenue table presented within Note 2—Revenue from contracts with customers and accounts receivable.

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

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest and principal payments on our 2026 Credit Facilities, if any, income tax payments, TRA payments to Cinemark and available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark in the event Cinemark holds NCM LLC membership units, as well as the amount of dividends paid to NCM, Inc.’s common stockholders.

On September 18, 2026, NCM Holdings, together with NCM LLC and Captivate, as borrowers, entered into the 2026 Credit Agreement. The 2026 Credit Agreement provides for a $275.0 million senior secured first lien term loan and for a $25.0 million revolving credit facility that both mature on September 18, 2031. In connection with entering into the 2026 Credit Agreement, NCM LLC repaid in full the $12.0 million balance outstanding and terminated all commitments under its 2025 Credit Facility. As of October 1, 2026, NCM Holdings had an outstanding balance of $275.0 million under the 2026 Term Loan Facility and $10.0 million outstanding under the 2026 Revolving Facility. Borrowings under the 2026 Revolving Facility may be used for, among other things, working capital and other general corporate purposes of the Company. The 2026 Credit Agreement bears interest at a margin over a reference rate selected at the option of the borrower. The margin for the 2026 Credit Agreement is 7.00% per annum for SOFR borrowings and 6.00% per annum for base rate borrowings.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	October 1, 2026	January 1, 2026	September 25, 2025	YE 2025 to Q3 2026	Q3 2025 to Q3 2026
Cash, cash equivalents and marketable securities (1)	$27.8	$34.6	$29.9	$(6.8)	$(2.1)
2026 Revolving Credit Facility availability (2)	14.3	—	—	14.3	14.3
2025 Credit Facility availability (3)	—	32.4	44.4	(32.4)	(44.4)
Total liquidity	$42.1	$67.0	$74.3	$(24.9)	$(32.2)

(1)
Included in cash, cash equivalents and marketable securities as of October 1, 2026, January 1, 2026 and September 25, 2025, was $19.3 million, $23.8 million and $11.6 million, respectively, of cash held by NCM LLC, and $2.4 million, $0.0 million, and $0.0 million respectively, of cash held by Captivate, that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The 2026 Revolving Credit Facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured revolving credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the 2026 Revolving Credit Facility is $25.0 million as of October 1, 2026. As of October 1, 2026, the amount available under the 2026 Revolving Credit Facility in the table above is net of letters of credit of $0.7 million and the amount currently outstanding.
(3)
The 2025 Credit Facility portion of NCM LLC’s total borrowings was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the 2025 Credit Facility was $45.0 million as of January 1, 2026 and September 25, 2025. As of January 1, 2026 and September 25, 2025, the amount available under the 2025 Credit Facility in the table above was net of letters of credit of $0.6 million and the amounts which were outstanding.

As of October 1, 2026, the weighted average remaining maturity of our debt was 5.0 years. As of October 1, 2026, 100.0% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Nine Months Ended
	October 1, 2026	September 25, 2025
Operating cash flow	$13.7	$0.1
Investing cash flow	$(272.9)	$(5.8)
Financing cash flow	$257.4	$(39.5)

•
Operating Activities. The $13.6 million increase in cash provided by operating activities for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025, was due to (1) a 19.8 million decrease in payments of accounts payable and accrued expenses, (2) a $13.5 million increase in the change in deferred revenue, (3) a $6.1 million increase in accounts receivable collections and (4) a $1.5 million increase in the change in prepaid expenses. These increases in cash provided by operating activities were partially offset by (1) $24.4 million decrease in net loss adjusted for non-cash items, (2) a $2.3 million decrease in the change in ESA amounts due to/from, net and (3) a $0.7 million decrease in ESA integration and other encumbered theater payments received for the nine months ended October 1, 2026 as compared to the nine months ended September 25, 2026.
•
Investing Activities. The $267.1 million increase in cash used in investing activities for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025, was primarily due to $271.1 million in cash used in the Captivate Acquisition. This increase was offset by a $2.0 million decrease in purchases of property and equipment and a $2.0 million decrease in the purchase of a cost method investment for the nine months ended October 1, 2026 as compared to the nine months ended September 25, 2026.
•
Financing Activities. The $296.9 million increase in cash provided by financing activities for the nine months ended October 1, 2026, as compared to the nine months ended September 25, 2025, was primarily due to $275.0 million drawn down under the 2026 Term Loan Facility in the third quarter of 2026, a $17.5 million decrease in payments made to repurchase shares of NCM, Inc.'s common stock, an $8.0 million decrease in repayments under revolving credit facilities, a $2.7 million decrease in payments of dividends and a $0.6 million decrease in repurchase of stock for restricted stock tax withholding for the nine months ended October 1, 2026 as compared to the nine months ended September 25, 2026. These increases in cash provided by financing activities were partially offset by a $7.1 million increase in payments of debt issuance costs related to the 2026 Credit Agreement entered into in the third quarter of 2026 as compared to the 2025 Credit Facility entered into in the first quarter of 2025.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC (as allowed for under the 2026 Revolving Credit Facility) as well as existing cash balances within its subsidiaries, NCM LLC and Captivate, which as of October 1, 2026, were $27.8 million (including $19.3 million and $2.4 million of cash held by NCM LLC and Captivate, respectively). NCM LLC and Captivate’s primary sources of liquidity and capital resources are cash provided by their respective operating activities, availability under the 2026 Revolving Credit Facility and cash on hand. The $19.3 million of cash at NCM LLC and the $2.4 million of cash at Captivate will be used to fund operations and strategic investments.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the 2026 Revolving Credit Facility) to fund income taxes, payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company made an estimated TRA payment in 2026 for the 2025 tax year and made an estimated TRA payment in 2025 for the 2024 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, restrictions in the 2026 Credit Agreement, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

Captivate Acquisition—The Company accounted for the acquisition of Captivate using the acquisition method of accounting. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of the Company’s businesses, client behavior and market conditions. See Note 4—Business Combinations for further information on the valuation methods utilized and the results of the application of the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives. The ongoing accounting for the tangible and intangible assets acquired requires the Company to make significant estimates and assumptions and exercise judgment to evaluate these assets for impairment. The processes and accounting policies for evaluating impairments are further described in Note 1—The Company.

Goodwill—Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit can be an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.

As of October 1, 2026, the Company has concluded that it has two reporting units, NCM LLC and Captivate. As required, the Company evaluates the carrying value of goodwill at the reporting unit level for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company's annual test is performed as of the first day of the last fiscal month of the year, which in 2026, falls on December 4, 2026. The testing of goodwill uses estimates and assumptions affected by factors such as economic and industry conditions along with changes in forecasted operating performance. The evaluation involves comparing the reporting unit's fair value to its carrying value. If the fair value exceeds its respective carrying value, then the Company concludes that no impairment has occurred. If the carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to that reporting unit.

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K, filed for the fiscal year ended January 1, 2026, and incorporated by reference herein. As of October 1, 2026, there were no other significant changes in those critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary market risk to which we are exposed is interest rate risk. As of October 1, 2026, the interest rate risk that we are exposed to is related to our $275.0 million term loan and our $25.0 million revolving credit facility, under the 2026 Credit Agreement. A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.9 million for an annual period on the $275.0 million term loan outstanding and the $10.0 million revolving credit balance as of October 1, 2026.

Foreign Currency Risk

Our financial results may be impacted by foreign currency exchange gains or losses in Canada. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations. For the nine months ended October 1, 2026, revenue associated with this foreign exchange risk was less than 1% of our consolidated revenue.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of October 1, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures, as of October 1, 2026, were effective.

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

Changes in Internal Control Over Financial Reporting

On September 18, 2026, we completed the acquisition of Captivate and have implemented new processes and enhanced existing internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Captivate Acquisition, we intend to exclude the acquired Captivate business from our assessment and report on internal controls over financial reporting for the year ended December 31, 2026. There were no other changes to our internal control over financial reporting that occurred during the quarter ended October 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

Ownership of the common stock and other securities of the Company involves certain risks. You should carefully consider the following material risks and other information in this document, including our historical financial statements and related notes included herein and the risk factors as previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 12, 2026 for the three months ended April 2, 2026 and our Annual Report on Form 10-K filed with the SEC on February 26, 2026 for the fiscal year ended January 1, 2026. The material risks and uncertainties described in our Annual Report on Form 10-K and this document are not the only ones facing us. If any of the risks and uncertainties described in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the three months ended April 2, 2026 and this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to the Captivate Acquisition

We may not realize the anticipated benefits of the Captivate Acquisition, including anticipated cost and revenue synergies, within the expected time frame or at all, and integrating Captivate may be more difficult, costly or time-consuming than expected.

On September 18, 2026, NCM Holdings, LLC, our wholly owned subsidiary, completed the acquisition of all of the outstanding equity interests of Captivate Holdings, LLC and Captivate Network Holdings, Inc. (together with their subsidiaries, “Captivate”) for an enterprise value of $275.0 million in cash, subject to customary net working capital and other purchase price adjustments (the “Captivate Acquisition”), pursuant to a Securities Purchase Agreement and Plan of Merger (the “Purchase Agreement”). We financed the Captivate Acquisition with borrowings under the 2026 Credit Facilities and cash on hand.

The success of the Captivate Acquisition will depend on our ability to continue to grow Captivate’s building network and advertising base, and on our ability to realize anticipated benefits from integrating Captivate’s business with our cinema advertising platform. Those benefits include offering advertisers access to a broader premium video platform through both direct and programmatic buying channels; creating incremental, cross-selling opportunities across national and local advertising clients; and achieving anticipated annual run-rate cost synergies. Captivate’s advertising business and growth potential may be adversely affected by digital out of home industry headwinds, such as global sporting events or agency consolidation; changes in office occupancy and utilization, including effects from pandemics or other public health events; and building footprint volatility from third-party managed networks or widespread effects of aging technology infrastructure. Further, the integration process may present material challenges, including:

•
combining sales organizations, sales strategies and advertising products,
•
retaining advertising clients, agency relationships and building owner and property manager relationships during the integration;
•
integrating or consolidating information technology, advertising management, data, measurement and financial reporting systems;
•
eliminating duplicative corporate overhead and consolidating executive and administrative functions without disrupting operations;
•
retaining key employees and managing differing company benefits programs and policies; and
•
the diversion of management’s attention from our core advertising business and other strategic initiatives.

Many of these factors are outside of our control. The integration process is complex and may materially disrupt our sales, finance, human resources, operations, technology, marketing, and executive teams. Even if we successfully integrate Captivate, we may not realize the anticipated synergies or other benefits within the expected time frame, or at all, and the costs of achieving them may exceed our estimates. Our expectations for the Captivate Acquisition were based on assumptions about, among other things, Captivate’s historical growth, office and residential occupancy trends and advertiser demand, which may prove to be inaccurate. If we fail to realize the anticipated benefits, our business, financial condition and results of operations, our ability to service our indebtedness and the market price of our common stock could be adversely affected.

We may be subject to unknown or contingent liabilities of Captivate, and our recourse under the Purchase Agreement is limited.

We purchased the equity of Captivate in the Captivate Acquisition and as a result we assumed all of Captivate’s liabilities, including liabilities that were unknown at the time of the Captivate Acquisition or that we underestimated in our due diligence, such as liabilities related to taxes, employment matters, compliance with law, data privacy and security, intellectual property, and contracts with building owners, advertisers and vendors. We obtained a representation and warranties insurance policy in connection with the Captivate Acquisition, which is our primary source of recovery for breaches by the sellers and Captivate’s representations and warranties in the Purchase Agreement. The policy is subject to customary exclusions and retention and coverage limits and may not cover all losses we incur. In addition, $5.0 million of the purchase price was deposited into an escrow account as the sole source of recovery for post-closing purchase price adjustments. If we incur liabilities that are not covered by insurance or the escrow, we may bear the full cost, which could adversely affect our business, financial condition and results of operations.

We have recorded significant goodwill and other intangible assets in connection with the Captivate Acquisition, which could become impaired.

In connection with the Captivate Acquisition, we recorded $109.3 million of goodwill and $183.3 million of other intangible assets, including customer relationships, trade name, installed base and developed technology. We are required to test goodwill for impairment at least annually, and to test goodwill and other long-lived assets more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. Declines in office occupancy, the loss of significant building locations or advertisers, a failure to achieve anticipated synergies, sustained declines in our market capitalization or other adverse changes in our business or in the markets in which Captivate operates could result in impairment charges, which could be material to our results of operations in the period recognized.

Risks Related to Our Indebtedness

The substantial indebtedness of NCM LLC and Captivate could adversely affect our financial condition, limit our flexibility in operating our business and prevent us from fulfilling our obligations.

On September 18, 2026, in connection with the Captivate Acquisition, NCM Holdings, LLC, NCM LLC, Captivate Holdings, LLC and Captivate, LLC, as borrowers, entered into a credit agreement (the “2026 Credit Agreement”) with Crestline Direct Finance, L.P., as administrative agent and collateral agent, and the lenders party thereto. The 2026 Credit Agreement provides for a $275.0 million senior secured first lien term loan facility (the “2026 Term Loan Facility”) and a $25.0 million senior secured revolving credit facility (the “2026 Revolving Credit Facility” and, together with the 2026 Term Loan Facility, the “2026 Credit Facilities”), each maturing on September 18, 2031. We used borrowings under the 2026 Credit Facilities, together with cash on hand, to fund the Captivate Acquisition, to repay in full and terminate the 2025 Credit Facility and to pay related fees and expenses. As of October 1, 2026, we had approximately $285.0 million of indebtedness outstanding under the 2026 Credit Facilities, consisting of $275.0 million under the 2026 Term Loan Facility and $10.0 million under the 2026 Revolving Credit Facility. Our total net leverage ratio, as defined in the 2026 Credit Agreement, was 4.38 to 1.00 as of October 1, 2026.

If the Company is unable to meet its debt service obligations, comply with the financial maintenance covenants, or the other restrictive affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness, grant liens, make investments and acquisitions, merge or consolidate, dispose of assets, pay dividends and make other distributions, prepay subordinated indebtedness and enter into transactions with affiliates, then we could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. This would also restrict our ability to receive distributions, to make other investments in the business, and result in other negative consequences. This substantial indebtedness could also have other important consequences, including:

•
requiring us to dedicate a substantial portion of the cash flow from operations of NCM LLC and Captivate to the payment of principal and interest, including scheduled quarterly amortization of the 2026 Term Loan Facility equal to 2.5% per annum of its original principal amount for the first three years and 5.0% per annum thereafter, and mandatory prepayments from a percentage of our excess cash flow. This reduces the funds available for working capital, capital expenditures, investments in our digital and digital out-of-home strategy, acquisitions, and dividends and share repurchases;
•
limiting our ability to obtain financing in the future;
•
limiting our liquidity and operational flexibility in changing economic, business and competitive conditions, which could require us to defer planned capital expenditures, reduce discretionary spending, sell assets, restructure existing debt or defer acquisitions or other strategic opportunities;
•
making us more vulnerable to increases in interest rates, declines in theater attendance or office occupancy, a downturn in operating performance or a decline in general economic conditions; and
•
limiting our ability to pay dividends or repurchase our common stock. In connection with the Captivate Acquisition, we paused our quarterly dividend and our share repurchase program, and we intend to prioritize the use of free cash flow to reduce our indebtedness. There can be no assurance as to whether or when we will resume paying dividends or repurchasing shares.

The restrictions and covenants in the 2026 Credit Agreement may also prevent us from taking actions that we believe would help us grow our business or respond to changes in market conditions, including pursuing acquisitions, investing in new advertising products or returning capital to our stockholders. Subject to any applicable cure periods, a breach of any covenants, a failure to make required payments, a change of control or the occurrence of an event of default under the 2026 Credit Agreement could permit the lenders to declare all outstanding amounts immediately due and payable under the 2026 Credit Agreement and to terminate their commitments under the 2026 Revolving Credit Facility. If our indebtedness were accelerated, we might not have sufficient cash, or be able to obtain financing, to repay it. Obtaining a waiver of, or an amendment to, the covenants could require us to pay significant fees, accept higher interest rates or agree to more restrictive terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 1, 2026, the Company did not make any repurchases under the Company’s stock repurchase program. The 3-year stock repurchase program previously approved by the Board of Directors of the Company on March 18, 2024 has a maximum remaining value of approximately $63.7 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Reference	Description
2.1	▲ (1)

Securities Purchase Agreement and Plan of Merger, dated as of August 10, 2026, by and among NCM Holdings, LLC, National CineMedia, Inc., Captivate Holdings, LLC, Captivate Network Holdings, Inc., Captivate Network Holdings II, Inc., Captivate Network Holdings III, Inc., and the other parties thereto.

10.1	▲ (2)

Credit Agreement, dated as of September 18, 2026, by and among NCM Holdings, LLC, National CineMedia, LLC, Captivate Holdings, LLC, Captivate, LLC, NCMI II, LLC, NCM Parent, LLC, the Lenders party thereto from time to time and Crestline Direct Finance, L.P., Administrative Agent and as Collateral Agent.

10.2	*	Seventh Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC, dated September 18, 2026.
10.3	*	First Amendment to Management Services Agreement, dated September 18, 2026, by and between National CineMedia, LLC and National CineMedia, Inc.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

▲ Certain portions of this exhibit have been omitted in conjunction with Item 601 of Regulation S-K.

(1) Incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 11, 2026.

(2) Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on September 21, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 10, 2026	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 10, 2026	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)